Form 10KSB
period 1998-10-31
TECHSCIENCE INDUSTRIES INC
filed 1999-05-13
CIK 318523

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                                   (Mark One)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE EIGHT FISCAL YEARS ENDED OCTOBER 31, 1998

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ( NO FEE REQUIRED)

     For the transition period from __________________ to _________________

Commission File No.  2-68701

                          TECHSCIENCE INDUSTRIES, INC.
                 -----------------------------------------------
                 (Name of Small Business Issuer in its charter)

             Delaware                                     22-2298015
   -------------------------------                 ------------------------
   (State or other jurisdiction of                    (I.R.S.  Employer
   incorporation  or organization)                 Identification   Number)

3 ROCKAWAY PLACE, PARSIPPANY, NEW JERSEY                    07054
----------------------------------------                    -----
(Address of Principal Executive Offices)                  (Zip Code)

                                 (903) 263-8951
                 -----------------------------------------------
                 (Issuer's Telephone Number Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [ ]  NO [X]


         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. 9

         State issuer's revenues for its most recent fiscal year. None

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. None

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                 Yes [ ] No [X]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 COMMON STOCK, $.01 PAR VALUE, 10,000,000 SHARES


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1.  BUSINESS

     (a) Business Development

         The Registrant was incorporated in Delaware in 1978. Until 1991, the Registrant was a development stage entity that sought, through a wholly owned subsidiary, to become engaged in the conversion of municipal solid waste material into compost and recyclable by means of a proprietary process. From 1991, through November 28, 1995, the Registrant was dormant with no operations. During this period, the Registrant was disenfranchised by the State of Delaware for non-payment of franchise taxes.

         On November 30, 1995, and pursuant to the terms and conditions of a written agreement of even date therewith (the "Gift Agreement"), Mr. Joseph Hafesh, a principal stockholder of the Registrant and a former executive officer and director thereof who resigned on August 25, 1993 ("Hafesh"), gifted an aggregate of 1,889,000 issued and outstanding shares of the Registrant's Common Stock, $.01 par value per share (the "Gift Shares") to Anthony Bertuzzi, a non-affiliated individual (the "Donee"). No market existed for the Common Stock of the Registrant since 1991 and no market exists as of the date of this Report. As of November 30, 1995, the Gift Shares represented approximately 38% of the Registrant's issued and outstanding Common Stock capitalization. As of the date of this Report, the Gift Shares represent approximately 19% of the Registrant's issued and outstanding Common Stock capitalization.

In the Gift Agreement, Hafesh declared his intent and desire to divest himself of any and potential duty and/or obligation to report the nature and extent of his ownership of the Gift Shares under the Federal securities laws. The Gift Agreement was executed simultaneously and in conjunction with the Assignment and Assumption Agreement (as hereinafter defined). The Donee made the customary investment representations to Hafesh.

On November 30, 1995, and pursuant to the terms and conditions of a written agreement of even date therewith between the Registrant and Hafesh (the "Assignment and Assumption Agreement"), the Registrant transferred and delivered to Hafesh certificate No.19 representing 4,740,000 issued and outstanding shares of Common Stock, $.01 par value per share (the "Biocomp Shares") of Biocomp, Inc., a Delaware corporation that until January 1993 was wholly owned subsidiary of the Registrant ("Biocomp"). In addition, the Registrant paid an aggregate of $75,000 to Hafesh (the "Cash Payment"). The Biocomp Shares represented an approximate 10% equity interest in Biocomp on November 30, 1995.

In consideration for the Biocomp Shares and the Cash Payment, Hafesh took possession, assumed all duties and obligations with respect to and released the Registrant from: (i) an aggregate of $259,500 of debts and obligation of Biocomp, as reflected on the Registrant's unaudited financial statements for the nine months ended July 31, 1991 contained in its

Form 10-Q Quarterly Report filed with the Securities and Exchange Commission; and (ii) an aggregate of $208,333 of debts and obligation of Biocomp incurred during the period August 1, 1991 through August 26, 1993, the last day of operations thereof, and not reflected on the Company's unaudited financial statements; or a total of $467,833 (the "Obligations").

In the Assignment and Assumption Agreement, and in addition to the customary representations and warranties, the Registrant indemnified and held Hafesh harmless from and against any and all costs and expenses, including reasonable attorney's fees, attendant upon: (i) any third party claiming any interest in the Biocomp Shares; and (ii) the first $12,500 in liabilities remaining in the Registrant after the removal of the Obligations. Hafesh, by virtue of his former position as President and Chief Executive Officer of the Registrant, indemnified and held the Registrant harmless from and against any and all costs and expenses, including reasonable attorney's fees, attendant upon the debts and obligations of Biocomp in excess of the amount of the Obligations as well as the liabilities of the Registrant in excess of the aforesaid $12,500.

On various dates between November 28, 1995 and June 16, 1996, the Registrant sold an aggregate of 4,700,000 authorized but unissued shares of its Common Stock, $.01 par value per share (the "Placement Shares") to 16 non-affiliated individuals in consideration for an aggregate of $94,000 or $.02 per Placement Share. In addition, and on November 29, 1995, the Registrant issued an aggregate of 182,250 shares to a non-affiliated investor in consideration for a $50,000 short term working capital loan to the Registrant. The loan, evidenced by a six month written promissory noted dated November 29, 1995, was repaid prior to its due date together with interest of $2,500.

         (b) Business of Issuer

         The Registrant's business is confined to bringing its periodic reports required to be filed under the Securities Exchange Act of 1934 current and the active pursuit of a business combination partner. In connection therewith, and during the eight fiscal years ended October 31, 1998, none of the information required to be disclosed and enumerated in paragraphs (b)(1) through (b)(11) of
Item 101 of Regulation S-B was applicable to the Registrant or its business.

         The Registrant does not employ any full time employees. The Registrant's two executive officers and directors and a third director only devote such percentage of their respective time and attention to the business of the Registrant as is required.

ITEM 2.  DESCRIPTION OF PROPERTY

         (a) During the eight fiscal years ended October 31, 1998 the Registrant did not maintain any offices or own any property. Since November 30, 1995, the Registrant maintains its temporary executive offices at 3 Rockaway Place, Parsippany, New Jersey 07054 where approximately 200 square feet of space was subleased rent free from James

T. Woll, the Registrant's President on a month to month basis without the benefit of a written sublease.

ITEM 3.  LEGAL PROCEEDINGS

         During the eight fiscal years ended October 31, 1998, no material legal proceeding were pending or threatened against or settled by the Registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the eight fiscal years ended October 31, 1998, the Registrant did not conduct any annual meetings of stockholders.

                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK EQUITY AND  RELATED STOCKHOLDER MATTERS.

         (a) Market Information. The principal market for the Registrant's Common Stock, its only class of equity securities, is the over-the-counter market. However, and during the eight fiscal years ended October 31, 1998, there has been no market for the Registrant's Common Stock, and no market exists as of the date of this Report.

         (b) Holders.

         As of October 31, 1998, the approximate number of holders of record of shares of the Registrant's Common Stock,$.01 par value per share, the Registrant's only class of publicly owned securities, was believed by management to be 530.

Management further believes there are many shareholders whose securities are held in street name with various brokerage houses. The exact number is unknown to Registrant.

         (c) Dividends.

         The Registrant has paid no dividends during the eight fiscal years ended October 31, 1998. Other than the requirements of the Delaware General Corporation Law that dividends be paid out of capital surplus only and that the declaration and payment of a dividend not render the Registrant insolvent, there are no restrictions on the Registrant's present or future ability to pay dividends.

         The payment by the Registrant of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Registrant's earnings, its capital requirements and its financial conditions, as well as other relevant factors.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         (a) Plan of Operation. The Registrant's plan of action for the eight fiscal years ended October 31, 1998, during which period no revenues from operations were generated, was to complete the process of bring itself current in its periodic reporting obligations under the Securities Exchange Act of 1934(the "34 Act"), preparing for an annual meeting of its stockholders as required by the New Jersey Business Corporation Act, and preparing for the filing of a Form 10-SB Registration Statement with a view towards registering its Common Stock under Section 12(g) of the 34 Act. Ancillary to its principal plan of operations, the Registrant sought to continue to pursue a business combination with a profitable privately owned company. However, and until the Registrant completed the process of bring itself current in its 34 Act responsibilities, it was expected that the Registrant's pursuit of a business combination partner was to be confined to searching for candidates and pursuing preliminary conversations and negotiations. It was expected that the Registrant would be able to implement its plan of operations without the raising of more than the approximately $25,000 of additional capital that management estimated it would cost to cover the fees and expenses of bringing the Registrant current. It was similarly expected that the aforesaid $25,000 would be sufficient capital to satisfy the Registrant's capital requirements during the approximately six months management estimated it would take to bring the Registrant current.
During the eight fiscal years ended October 31, 1998,  the  Registrant  did not:
(i) expend any funds on product research or development; (ii) purchase or plan to purchase any plant or equipment; (iii) have any employees other than its part time executive officers and directors.

                       SUPPLEMENTAL FINANCIAL INFORMATION

In accordance with Regulation 229.302 (Item 302 of Regulation S-B), the following is a summary of the major statement of operations categories of the Registrant by quarter for the two fiscal years ended October 31, 1997 and 1998.


                                                       LOSS BEFORE
                         NET            GROSS         EXTRAORDINARY        NET
                        SALES           PROFIT            ITEMS            LOSS
                       -----------------------------------------------------------
1ST QUARTER 1997       $  --            $ --            $    --           $    --

2ND QUARTER 1997          --              --             (4,707)           (4,707)

3RD QUARTER 1997          --              --             (3,545)           (3,545)

4TH QUARTER 1997          --              --                (45)              (45)
                       -----------------------------------------------------------

TOTAL 1997             $  --            $ --            $(8,297)          $(8,297)
                       ===========================================================



1ST QUARTER 1998       $  --            $ --            $   (45)          $   (45)

2ND QUARTER 1998          --              --                (45)              (45)

3RD QUARTER 1998          --              --                 --                --

4TH QUARTER 1998          --              --             (6,582)           (6,582)
                       -----------------------------------------------------------

TOTAL 1998             $  --            $ --            $(6,672)          $(6,672)
                       ===========================================================

ITEM 7.  FINANCIAL STATEMENTS

         Financial statements meeting the requirements of Item 310 of Regulation S-B, for the eight fiscal years ending October 31, 1998 were prepared by Wiss & Company LLP, and are annexed as a separate section to this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         (a) During the eight fiscal years ended October 31,1998, the Registrant did not experience a change of independent accountants.

         (b) That with respect to the financial statements of the Registrant for the eight fiscal years ended October 31, 1998, there were no disagreements between the Registrant and any accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which disagreements if not resolved to the satisfaction of the accountants involved would have caused them to make reference in connection with their report to the subject matter of the disagreement.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


(a) Identify Directors And Executive Officers.

         The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Registrant; (2) all positions and offices with the Registrant held by each such person; (3) the term or office of each person named as a director; and (4) any period during which he or she has served a such:

                Duration and
                Expiration      Position &                  Age and
                Date of         Office with                 Director
Name            Present Term    Registrant                   Since
----            ------------    -----------                 --------

James T. Woll   Next Annual     President, Chief      53, November 30, 1995(1)
                Meeting of      Executive Officer
                Stockholders    and Director

Gary W. Gill    Next Annual     Chief Financial       43, November 30, 1995(1)
                Meeting of      Officer and Director
                Stockholders

James S. Gallo  Next Annual     Director              54, November 30, 1995(1)
                Meeting of
                Stockholders
--------------------

         (1) Joseph Hafesh resigned as President, Chief Financial Officer and Director of the Registrant on August 25, 1993. William V. Breshlian resigned as a Director of the Registrant on November 17, 1995 and Gary W. Gill was elected in his place and stead to serve until the next annual meeting of the Board of Directors. William Steinberg resigned as a Director of the Registrant on November 17, 1995 and James T. Woll was elected in his place and stead to serve until the next annual meeting of the Board of Directors. Thereafter, and on the same day, Messrs. Gill and Woll elected James S. Gallo as a Director of the Registrant, and elected Mr. Woll as President and Chief executive Officer and Mr. Gill as Chief Financial Officer.

         There is no understanding or arrangement between any directors or any other person or persons pursuant to which such individual was or is to be selected as a director or nominee of the Registrant.

         (4)  BUSINESS EXPERIENCE

         The following is a brief account of the experience, during the past five years, of each director and executive officers of the Registrant:

JAMES T. WOLL, has been the Registrant's President and Chief Executive Officer and a director since November 17, 1995. Simultaneously therewith and since 1987, Mr. Woll has been a self employed insurance, real estate, business and management consultant in Parsippany, New Jersey. Simultaneously therewith, and from 1987 to 1993, Mr. Woll served as the president and Chief Executive Officer of A.T. Wall Street Inc., a registered New Jersey Broker Dealer.

GARY W. GILL, has been the Chief Financial Officer and a director of the Registrant since November 17, 1995. Simultaneously therewith and since 1977, Mr. Gill has been the President of Gary W. Gill & Associates, a Clarksboro, New Jersey sole-proprietorship engaged in offering general accounting and tax services to individuals, firms and entities located primarily in the State of New Jersey. Mr. Gill received a Bachelor of Science Degree in accounting from Bloomsburg State College in Bloomsburg, Pennsylvania in 1976.

JAMES S. GALLO, has been a director of the Registrant since November 17, 1995. Simultaneously therewith and since 1989, Mr. Gallo has been self employed real estate and business consultants well as a builder of commercial real estate projects in Sparta, New Jersey. Prior thereto since 1969, Mr. Gallo was the sole stockholder and President of Gallo Catering, Inc., a privately owned New Jersey corporation engaged in the off-premises catering business which he sold in 1989. Mr. Gallo is a licensed real estate broker in the State of New Jersey.

         (5)  DIRECTORSHIP

Each Director of the Registrant has indicated to the Registrant that he or she is not a director in any other Registrant with a class of securities registered pursuant to Section 12 of the 34 Act or subject to the requirements of Section 15(d) of such act or any investment Registrant registered under the Investment Registrant Act of 1940.

         (b) Identification of Certain Significant Employees

         The Registrant does not presently employ any person as a significant employee who is not an executive officer but who makes or is expected to make a significant contribution to the business of the Registrant.

         (c) Family Relationships

         No family relationship exist between any director or executive officers of the Registrant.

         (d) Involvement in Certain Legal Proceedings

         No event listed in Sub-paragraphs (1) through (4) of Subparagraph (d) of Item 401 of Regulation S-B, as occurred with respect to any present executive officer or director of the Registrant or any nominee for director during the past five years and which is material to an evaluation of the ability or integrity of such director or officer.

ITEM 10. EXECUTIVE COMPENSATION.

         (a) GENERAL

         (1) through (9) ALL COMPENSATION COVERED. During the eight fiscal years ended October 31,1998, no compensation was paid to, accrued or set aside for any executive officer or director of the Registrant.

         (b) SUMMARY COMPENSATION TABLE.

During the eight fiscal years ended October 31,1998, no compensation of the type required to be disclosed in this table was paid to, accrued or set aside for any executive officer or director of the Registrant.

         (c) OPTION/SAR GRANT TABLE. During the eight fiscal years ended October 31,1998, no grants of stock options or freestanding SAR's were made by the Registrant.

         (d) AGGREGATE OPTION/SAR EXERCISES AND FISCAL YEAR- END OPTION/SAR VALUE TABLE. No stock options or freestanding SAR's are issued or outstanding. Accordingly, and during the eight fiscal years ended October 31, 1998, no stock options or freestanding SAR's were exercised. Notwithstanding the foregoing, an aggregate of 450,000 shares of the Registrant's Common Stock, $.01 par value per share are reserved for issuance pursuant to the Registrant's long-term incentive plan adopted by the Registrant's Board of Directors and stockholders in 1984.

         (e) LONG-TERM INCENTIVE PLAN ("LTIP") AWARDS TABLE. During the eight fiscal years ended October 31,1998, no LTIP awards were made by the Registrant.

         (f) COMPENSATION OF DIRECTORS. (1) and (2). During the eight fiscal years ended October 31,1998, no director of the Registrant received any compensation, whether pursuant to any standard or other arrangement or otherwise.

         (g) EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT, AND CHANGE-IN CONTROL ARRANGEMENTS. (1) and (2). No executive officer, director or employee of the Registrant is serving pursuant to the terms of a written employment or other compensation agreement, understanding or arrangement with the Registrant; and no such agreement was entered into during the eight fiscal years ended October 31,1998.

         (h) REPORT ON REPRICING OF OPTIONS/SAR'S. No stock options or freestanding SAR's are issued or outstanding. Accordingly, AND during the eight fiscal years ended October 31,1998, no stock options or freestanding SAR's were repriced.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNER. The information is furnished as of October 31, 1998, as to the number of shares of the Registrant's Common Stock, $.01 par value per share owned beneficially or is known by the Registrant to own beneficially more than 5% of any class of such security:

Name and Address                 Amount and Nature
of Beneficial                     of Beneficial
Owner                               Ownership                Percentage of Class
----------------                 -----------------           -------------------

Jean Appello
67 Hook Mountain Road
Montville, NJ 07045                  900,000                           9%

Anthony Bertuzzi
14 Hitchcock Ave.
Staten Island, NY 10306            1,736,200                          17%

Judy Cabrera
19 Colt Road
Franklin, MA 02038                   750,000                           7%

Joyce Cohen
3500 Mystic Point Drive
Tower 400, Apt. 3103
Aventura, FL 33180                   700,000                           7%

James T. Patten
460 Claremont Road
Bernardsville, NJ 07924              875,000                           9%

Ellen Rosenberg
Post Office Box 1223
Long Beach, NY 11561               1,127,800                          11%


(b) SECURITY OWNERSHIP OF MANAGEMENT. The information is furnished as of October 31, 1998, as to the number of shares of the Registrant's Common Stock, $.01 par value per share owned beneficially by each executive officer and director of the Registrant and by all executive officers and directors as a group:

Name and Address                 Amount and Nature
of Beneficial                     of Beneficial
Owner                               Ownership                Percentage of Class
----------------                 -----------------           -------------------

James T. Woll                       100,000                             1%
3 Rockaway Place
Parsippany, NJ 07054

Gary W.Gill                         100,000                             1%
38 W. Wolfelt Station Rd.
Mickleton, NJ 08056

James S. Gallo                      100,000                             1%
173 Andover Road
Sparta, NJ 07871

All Officers and
Directors as a Group
(3 persons)                         300,000                             3%

         (c) CHANGES IN CONTROL. As of the date of this Report, the Registrant has not entered into any agreements, the operation of which may at a subsequent date result in a change of control of the Registrant.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a)(b) During the eight fiscal years ended October 31, 1998, and except as enumerated in Item 1a of this Report no officer, director or relative or spouse of the foregoing persons or any relative of such person who has the same home as such person, or is a director or other officer of any parent or subsidiary of the Registrant or any shareholder known by the Registrant to own of record or beneficially more than five (5%) percent of the Registrant's Common Stock, had a direct or indirect material interest in any transaction or presently proposed transaction to which the Registrant or any of its parents or subsidiaries was or is a party.

         (c) PARENTS. Joseph Hafesh, the founder of the Registrant and until November 28, 1995 was the record and beneficial owner of an aggregate of 1,889,000 shares of the Registrant's Common Stock, may be deemed to be a parent of the Registrant.

         (d) TRANSACTIONS WITH PROMOTERS. Inapplicable.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON  FORM 8-K

(a) Exhibits and Index Required.

(1) EXHIBIT INDEX

Description of Document                           Location
-----------------------                           --------

(1)  Underwriting Agreement                       Exhibit 1 filed with Form S-2
                                                  Registration Statement No.
                                                  2-68701, effective October 22,
                                                  1980

(2)  Plan of Acquisition, Reorganization,         N/A
     Arrangement, Liquidation, or Succession

(3)  (i) Certificate of Incorporation             Exhibit 2-A filed with
                                                  Form S-2 Registration
                                                  Statement No. 2-68701,
                                                  effective October 22, 1980

(3)  (i)(a) Certificate of Amendment to           Exhibit 2-A1 filed with Form
     Certificate of Incorporation                 S-2 Registration Statement No.
                                                  2-68701, effective October 22,
                                                  1980

(3)  (ii) By-Laws                                 Exhibit 2-B filed with Form
                                                  S-2 Registration Statement No.
                                                  2-68701, effective October 22,
                                                  1980

(4)  Instruments defining the
     rights of security holders,
     including indentures

     (a) Common Stock                             Exhibit 3 filed with  Form S-2
                                                  Registration Statement No.
                                                  2-68701, effective October 22,
                                                  1980

     (b) Underwriters Common                      Exhibit 5 filed with  Form S-2
         Stock Purchase Warrant                   Registration Statement No.
                                                  2-68701, effective October 22,
                                                  1980

(5)  Opinion re: legality                         Exhibit 4 filed with  Form S-2
                                                  Registration Statement No.
                                                  2-68701, effective October 22,
                                                  1980

(10) Material Contracts,                          Filed herewith
     10 (a) Gift Agreement dated
     November 30, 1995

     10 (b) Assignment and Assumption             Filed herewith
     Agreement dated November 30, 1995

(11) Statement re: computation of                 N/A
     per share earnings

(12) No exhibit required

(13) Annual or quarterly reports,                 Filed concurrent with this
     Form 10-Q and Form 10-QSB                    report


(14) Material foreign patents                     N/A

(15) Letter on unaudited interim                  N/A
     financial information

(16) Letter on change in certifying               N/A
     accountants

(17) Letter on director resignation               N/A

(18) Letter re changes in                         N/A
     accounting principles

(19) Reports furnished to                         N/A
     security holders

(20) Other documents or statements                N/A
     to security holders

(21) Subsidiaries of the Registrant               None
     as of October 31, 1998:

(22) Published report regarding                   N/A
     matters submitted to vote

(23) Consents to experts and counsel              Exhibit 4 filed with  Form S-2
                                                  Registration Statement No.
                                                  2-68701, effective October 22,
                                                  1980

(24) Power of Attorney                            N/A

(25) Statement of eligibility of trustee          N/A

(26) Invitations for competitive bids             N/A

(27) Financial data schedules                     Filed herewith

(28) Information  from  reports                   N/A
     furnished  to  State  insurance
     regulatory authorities

(99) Additional exhibits                          N/A

(b) Reports on Form 8-K.                          During the last quarter of the
                                                  Registrant's fiscal year ended
                                                  October 31,1998, no reports on
                                                  Form 8-K were prepared and
                                                  filed by the Registrant.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Board of Directors
Techscience Industries, Inc.


We have audited the accompanying consolidated balance sheets of Techscience Industries, Inc. and subsidiaries (Development Stage Companies) as of October 31, 1998, 1997, 1996, 1995, 1994, 1993, 1992 and 1991 and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Techscience Industries, Inc. and subsidiaries at October 31, 1998, 1997, 1996, 1995, 1994, 1993, 1992 and 1991, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        WISS & COMPANY, LLP


Livingston, New Jersey
April 29, 1999

                          TECHSCIENCE INDUSTRIES, INC.
                                AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                              FINANCIAL STATEMENTS
                                OCTOBER 31, 1998

                  TECHSCIENCE INDUSTRIES, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                           CONSOLIDATED BALANCE SHEETS

                                                                          OCTOBER 31,
                                                   --------------------------------------------------------
                       ASSETS                           1991          1992          1993           1994
                                                   -----------    -----------    -----------    -----------

CURRENT ASSETS -
  Cash                                             $    28,796    $     5,852    $        --    $        --
                                                   ===========    ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
        (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses            $   296,999    $   396,999    $        --    $        --
                                                   -----------    -----------    -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIENCY):
Common stock, $.01 par value:
  authorized  20,000,000 shares
  issued and outstanding 794,840 at,
  October 31, 1991, 818,840 at October 31,
  1992, 1993, 1994 and 1995 and 1,600,000 at
  October 31, 1996, 1997 and 1998                        7,948          8,188          8,188          8,188
Preferred stock, $.01 par value; authorized
  2,000,000 shares, none issued and outstanding             --             --             --             --
Capital in excess of par value                       1,131,717      1,156,477      1,171,477      1,171,477
Deficit accumulated during the development stage    (1,407,868)    (1,555,812)    (1,179,665)    (1,179,665)
                                                   -----------    -----------    -----------    -----------
    Total Stockholders' Equity (Deficiency)           (268,203)      (391,147)            --             --
                                                   -----------    -----------    -----------    -----------
                                                   $    28,796    $     5,852    $        --    $        --
                                                   ===========    ===========    ===========    ===========


                                                                        OCTOBER 31,
                                                  --------------------------------------------------------
                       ASSETS                        1995            1996          1997           1998
                                                  -----------    -----------    -----------    -----------

CURRENT ASSETS -
  Cash                                            $        --    $     7,101    $     2,304    $     2,214
                                                  ===========    ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
        (DEFICIENCY)

CURRENT LIABILITIES:
  Accounts payable and accrued expenses           $        --    $        --    $     3,500    $    10,082
                                                  -----------    -----------    -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIENCY):
Common stock, $.01 par value:
  authorized  20,000,000 shares
  issued and outstanding 794,840 at,
  October 31, 1991, 818,840 at October 31,
  1992, 1993, 1994 and 1995 and 1,600,000 at
  October 31, 1996, 1997 and 1998                       8,188         16,000         16,000         16,000
Preferred stock, $.01 par value; authorized
  2,000,000 shares, none issued and outstanding            --             --             --             --
Capital in excess of par value                      1,171,477      1,261,310      1,261,310      1,261,310
Deficit accumulated during the development stage   (1,179,665)    (1,270,209)    (1,178,506)    (1,285,178)
                                                  -----------    -----------    -----------    -----------
    Total Stockholders' Equity (Deficiency)                --          7,101         (1,196)        (7,868)
                                                  -----------    -----------    -----------    -----------
                                                  $        --    $     7,101    $     2,304    $     2,214
                                                  ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                  TECHSCIENCE INDUSTRIES, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         Year Ended October 31,
                                                        ====================================================
                                                           1991           1992           1993         1994
                                                        -----------    -----------    -----------    -------
INTEREST INCOME                                         $        --    $        --    $        --    $    --
RENT INCOME                                                      --             --             --         --
OTHER INCOME                                                  4,012             --             --         --
                                                        -----------    -----------    -----------    -------
                                                              4,012             --             --         --
                                                        -----------    -----------    -----------    -------
COSTS AND EXPENSES:
    Compensation to officers                                180,777        100,000         19,271         --
    Consulting fee to officer                                    --             --             --         --
    Other salaries                                               --          3,123          1,783
    Payroll taxes                                                --             --             --         --
    Subcontractors                                            2,150          3,750          2,545         --
    Rent                                                      9,600          7,675          3,800
    Telephone and utilities                                     984          5,002          2,854         --
    Repairs and maintenance                                      --            359            190         --
    Insurance                                                 1,978          7,278          5,992
    Travel and entertainment                                  7,697         12,504          2,804         --
    Interest expense                                             --             --             --         --
    Legal and professional fees                               4,148            930             --         --
    Consulting fees                                          16,600             --             --
    Office supplies and expense                               4,319          1,948            884         --
    Dues and subscriptions                                       --          1,865             --         --
    Miscellaneous and other                                   8,106          3,510             --
    Taxes, other than income                                     --             --             --         --
    Research and development                                     --             --             --         --
    Depreciation and amortization                                --             --             --
    Income taxes                                                 --             --             --         --
    Minority interest in net loss of subsidiary                  --             --             --         --
    Loss on disposal of assets                                9,000             --             --         --
    (Gain) loss on deconsolidation of subsidiary                 --             --       (416,270)        --
                                                        -----------    -----------    -----------    -------
                                                            245,359        147,944       (376,147)        --
                                                        -----------    -----------    -----------    -------
INCOME (LOSS) FROM CONTINUING OPERATIONS                   (241,347)      (147,944)       376,147         --
DISCONTINUED OPERATIONS:
    Equity in loss of General Fiber Optics, Inc.                 --             --             --
    Gain on liquidation of General Fiber Optics, Inc.            --             --             --         --
                                                        -----------    -----------    -----------    -------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                    (241,347)      (147,944)       376,147         --
TAX BENEFIT OF NET OPERATING LOSS CARRYFORWARD                   --             --             --         --
                                                        -----------    -----------    -----------    -------
NET INCOME (LOSS)                                       $  (241,347)   $  (147,944)   $   376,147    $    --
                                                        ===========    ===========    ===========    =======
WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES OUTSTANDING                            794,840        818,840        818,840    818,840
                                                        ===========    ===========    ===========    =======
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE   $       (.30)   $      (.18)   $       .46    $    --
                                                        ===========    ===========    ===========    =======

                                                                                                                 From Inception,
                                                                                                                  November 29,
                                                                          Year Ended October 31,                     1978 to
                                                        =======================================================    October 31,
                                                           1995          1996            1997         1998            1998
                                                        -----------   -----------    -----------    -----------  ---------------
INTEREST INCOME                                         $        --   $        --    $        --    $        --    $   686,293
RENT INCOME                                                      --            --             --             --         70,568
OTHER INCOME                                                     --            --             --             --          4,012
                                                        -----------   -----------    -----------    -----------    -----------
                                                                 --            --             --             --        760,873
                                                        -----------   -----------    -----------    -----------    -----------
COSTS AND EXPENSES:
    Compensation to officers                                     --            --             --             --      1,113,653
    Consulting fee to officer                                    --            --             --             --         19,500
    Other salaries                                               --            --             --             --        177,734
    Payroll taxes                                                --            --             --             --         77,266
    Subcontractors                                               --            --             --             --          8,445
    Rent                                                         --            --             --             --        132,781
    Telephone and utilities                                      --            --             --             --        161,486
    Repairs and maintenance                                      --            --             --             --            549
    Insurance                                                    --            --             --             --         15,248
    Travel and entertainment                                     --            --             --             --        170,654
    Interest expense                                             --         6,145             --             --          6,145
    Legal and professional fees                                  --         8,574          6,119          5,000        156,111
    Consulting fees                                              --            --             --             --        143,801
    Office supplies and expense                                  --            90             --             --         34,436
    Dues and subscriptions                                       --            --             --             --         23,401
    Miscellaneous and other                                      --           735          2,178          1,672        114,978
    Taxes, other than income                                     --            --             --             --         14,581
    Research and development                                     --            --             --             --          7,000
    Depreciation and amortization                                --            --             --             --         64,293
    Income taxes                                                 --            --             --             --         14,845
    Minority interest in net loss of subsidiary                  --            --             --             --        (22,717)
    Loss on disposal of assets                                   --            --             --             --          9,000
    (Gain) loss on deconsolidation of subsidiary                 --        75,000             --             --       (341,270)
                                                        -----------   -----------    -----------    -----------    -----------
                                                                 --        90,544          8,297          6,672      2,101,920
                                                        -----------   -----------    -----------    -----------    -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS                         --       (90,544)        (8,297)        (6,672)    (1,341,047)
DISCONTINUED OPERATIONS:
    Equity in loss of General Fiber Optics, Inc.                 --            --             --             --        (44,910)
    Gain on liquidation of General Fiber Optics, Inc.            --            --             --             --         92,379
                                                        -----------   -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                          --       (90,544)        (8,297)        (6,672)    (1,293,578)
TAX BENEFIT OF NET OPERATING LOSS CARRYFORWARD                   --            --             --             --          8,400
                                                        -----------   -----------    -----------    -----------    -----------
NET INCOME (LOSS)                                       $        --   $   (90,544)   $    (8,297)   $    (6,672)   $(1,285,178)
                                                        ===========   ===========    ===========    ===========    ===========
WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES OUTSTANDING                            818,840     1,600,000     16,000,000      1,600,000
                                                        ===========   ===========    ===========    ===========
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE    $        --   $      (.06)   $      (.01)   $        --
                                                        ===========   ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                  TECHSCIENCE INDUSTRIES, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF CHANGES IN
                        STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                                                               Deficit
                                                                                                              Accumulated
                                               Consideration                Common Stock        Capital in    During the
                                            ------------------  -------------------------------  Excess of    Development
                                            Per Share   Total   Shares Issued  $(.01) Par Value  Par Value       Stage
                                            ---------  -------  -------------  ----------------  ----------   ------------
BALANCES, OCTOBER 31, 1990                                         730,840      $     7,308      $1,065,757   $(1,166,521)
YEAR ENDED OCTOBER 31, 1991:
  Issuance of common stock for
    consulting services                     $ 1.0375   $16,600      16,000              160          16,440            --
  Issuance of common stock for cash         $ 1.0375   $50,000      48,000              480          49,520            --
    Net loss                                                            --               --              --      (241,347)
                                                                 ---------      -----------      ----------   -----------
BALANCES, OCTOBER 31, 1991                                         794,840            7,948       1,131,717    (1,407,868)
YEAR ENDED OCTOBER 31, 1992:
  Issuance of common stock for cash         $ 1.0417   $25,000      24,000              240          24,760            --
  Net loss                                                              --               --              --      (147,944)
                                                                 ---------      -----------      ----------   -----------

BALANCES. OCTOBER 31, 1992                                         818,840            8,188       1,156,477    (1,555,812)
YEAR ENDED OCTOBER 31, 1993:
  Capital contributed by officer                       $15,000          --               --          15,000            --
  Net income                                                            --               --              --       376,147
                                                                 ---------      -----------      ----------   -----------

BALANCE, OCTOBER 31, 1993, 1994 and 1995                           818,840            8,188       1,171,477    (1,179,665)
YEAR ENDED OCTOBER 31, 1996:
  Issuance of common stock for cash         $ 0.1250   $94,000     752,000            7,520          86,480            --
  Issuance of common stock for loan         $ 0.1250   $ 3,645      29,160              292           3,353            --
  Net loss                                                              --               --              --       (90,544)
                                                                 ---------      -----------      ----------   -----------
BALANCE, OCTOBER 31, 1996                                        1,600,000           16,000       1,261,310    (1,270,209)
YEAR ENDED OCTOBER 31, 1997:
  Net loss                                                              --               --              --        (8,297)
                                                                 ---------      -----------      ----------   -----------
BALANCE OCTOBER 31, 1997:                                        1,600,000           16,000       1,261,310    (1,278,506)
YEAR ENDED OCTOBER 31, 1998 -
  Net loss                                                              --               --              --        (6,672)
                                                                 =========      ===========      ==========   ===========
BALANCE, OCTOBER 31, 1998                                        1,600,000      $    16,000      $1,261,310   $(1,285,178)
                                                                 =========      ===========      ==========   ===========

See accompanying notes to consolidated financial statements.

                  TECHSCIENCE INDUSTRIES, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                          Year Ended October 31,
                                                     ----------------------------------------------------------
                                                        1991            1992           1993       1994    1995
                                                     -----------    -----------    -----------    -----   -----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $  (241,347)   $  (147,944)   $   376,147    $  --   $  --
  Adjustments to reconcile net loss to net cash
    flows from operating activities:
      Depreciation and amortization                           --             --             --       --      --
      Minority interest in dividends of subsidiary            --             --             --       --      --
      Loss on sale or disposal of equipment                9,000             --             --       --      --
      Minority interest in loss of subsidiary                 --             --             --       --      --
      Equity in loss of affiliate                             --             --             --       --      --
      (Gain) loss on deconsolidation of subsidiary            --             --       (416,270)      --      --
      Gain on liquidation of affiliate                        --             --             --       --      --
      Issuance of common stock for loan                       --             --             --       --      --
      Stock issued for services                           16,600             --             --       --      --
      Changes in operating assets and liabilities:
      Prepaid expenses and other current assets               --             --             --       --      --
      Other assets                                           450             --             --       --      --
      Other                                                   --             --             --       --      --
      Accounts payable and accrued expenses              179,223        100,000         19,271       --      --
                                                     -----------    -----------    -----------    -----   -----
        Net cash flows - operating activities            (36,074)       (47,944)       (20,852)      --      --
                                                     -----------    -----------    -----------    -----   -----

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                      --             --             --       --      --
  Proceeds from sale of subsidiary's common stock             --             --             --       --      --
  Net proceeds from liquidation of affiliate                  --             --             --       --      --
  Investment in affiliate                                     --             --             --       --      --
  Increase (decrease) in notes receivable                 13,310             --             --       --      --
                                                     -----------    -----------    -----------    -----   -----
    Net cash flows - investing activities                 13,310             --             --       --      --
                                                     -----------    -----------    -----------    -----   -----

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock
    and warrants                                          50,000         25,000             --       --      --
  Proceeds from borrowings                                    --             --             --       --      --
  Principal payments on borrowings                            --             --             --       --      --
  Dividends paid                                              --             --             --       --      --
  Contribution from officer                                   --             --         15,000       --      --
                                                     -----------    -----------    -----------    -----   -----
    Net cash flows - financing activities                 50,000         25,000         15,000       --      --
                                                     -----------    -----------    -----------    -----   -----
NET CHANGE IN CASH                                        27,236        (22,944)        (5,852)      --      --
CASH, BEGINNING OF YEAR                                    1,560         28,796          5,852       --      --
                                                     -----------    -----------    -----------    -----   -----
CASH, END OF YEAR                                    $    28,796    $     5,852    $        --    $  --   $  --
                                                     ===========    ===========    ===========    =====   =====
SUPPLEMENTAL INFORMATION:
  Interest paid                                      $        --    $        --    $        --    $  --   $  --
                                                     ===========    ===========    ===========    =====   =====
  Note received on liquidation of affiliate          $        --    $        --    $        --    $  --   $  --
                                                     ===========    ===========    ===========    =====   =====

                                                                                                 From Inception,
                                                                                                  November 29,
                                                             Year Ended October 31,                 1978 to
                                                     -----------------------------------------    October 31,
                                                        1996           1997           1998            1998
                                                     -----------    -----------    -----------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                  $   (90,544)   $    (8,297)   $    (6,672)   $(1,285,178)
  Adjustments to reconcile net loss to net cash
    flows from operating activities:
      Depreciation and amortization                           --             --             --         64,816
      Minority interest in dividends of subsidiary            --             --             --         (2,454)
      Loss on sale or disposal of equipment                   --             --             --         15,674
      Minority interest in loss of subsidiary                 --             --             --        (22,717)
      Equity in loss of affiliate                             --             --             --         44,910
      (Gain) loss on deconsolidation of subsidiary            --             --             --       (416,270)
      Gain on liquidation of affiliate                        --             --             --        (72,879)
      Issuance of common stock for loan                    3,645             --             --          3,645
      Stock issued for services                               --             --             --         16,600
      Changes in operating assets and liabilities:
      Prepaid expenses and other current assets               --             --             --             --
      Other assets                                            --             --             --         (6,641)
      Other                                                   --             --             --          8,981
      Accounts payable and accrued expenses                   --          3,500          6,582        456,618
                                                     -----------    -----------    -----------    -----------
        Net cash flows - operating activities            (86,899)        (4,797)           (90)    (1,194,895)
                                                     -----------    -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property and equipment                      --             --             --        (75,577)
  Proceeds from sale of subsidiary's common stock             --             --             --        141,600
  Net proceeds from liquidation of affiliate                  --             --             --         37,879
  Investment in affiliate                                     --             --             --        (35,791)
  Increase (decrease) in notes receivable                     --             --             --         25,881
                                                     -----------    -----------    -----------    -----------
    Net cash flows - investing activities                     --             --             --         93,992
                                                     -----------    -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock
    and warrants                                          94,000             --             --      1,554,444
  Proceeds from borrowings                                55,000             --             --         55,000
  Principal payments on borrowings                       (55,000)            --             --        (55,000)
  Dividends paid                                              --             --             --       (466,327)
  Contribution from officer                                   --             --             --         15,000

    Net cash flows - financing activities                 94,000             --             --      1,103,117
                                                     -----------    -----------    -----------    -----------
NET CHANGE IN CASH                                         7,101         (4,797)           (90)         2,214
CASH, BEGINNING OF YEAR                                       --          7,101          2,304             --
                                                     -----------    -----------    -----------    -----------
CASH, END OF YEAR                                    $     7,101    $     2,304    $     2,214    $     2,214
                                                     ===========    ===========    ===========    ===========
SUPPLEMENTAL INFORMATION:
  Interest paid                                      $     2,500    $        --    $        --    $     2,500
                                                     ===========    ===========    ===========    ===========
  Note received on liquidation of affiliate          $        --    $        --    $        --    $    50,000
                                                     ===========    ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                  TECHSCIENCE INDUSTRIES, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   -        NATURE OF THE BUSINESS AND SUMMARY OF  SIGNIFICANT  ACCOUNTANT
                  POLICIES:

                  NATURE OF THE BUSINESS - The Company was incorporated on November 29, 1978 for the purpose of developing and selling a solid waste disposal process which converts solid waste into a marketable fertilizer by a special compost process. Since inception, the Company has been in the development stage and has had no operating revenues. Presently the Company is pursuing a plan of acquisitions, mergers or joint ventures which include businesses other than waste disposal.

                  PRINCIPLES  OF  CONSOLIDATION   -The  consolidated   financial
                  statements include the accounts of Techscience Industries, Inc. and Biocomp, Inc., through January, 1993 (see Note 3) its majority owned subsidiary. All significant intercompany transactions and accounts have been eliminated in consolidation.

                  USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results, as determined at a later date, could differ from those estimates.

                  FINANCIAL INSTRUMENTS - Financial instruments include cash, accounts payable and accrued expenses. The amounts reported for financial instruments are considered to be reasonable approximations of their fair value.

                  DEFERRED TAXES - Deferred income taxes arise from temporary differences between financial and tax reporting, principally net operating losses. A 100% valuation allowance is placed on the deferred tax asset resulting from the net operating losses as it is more likely than not based on the Company's losses since inception that the asset will not be utilized.

                  EARNINGS (LOSS) PER SHARE - Basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common equivalent shares are excluded from the computation if their effect is antidilutive.

                  TECHSCIENCE INDUSTRIES, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2   -        BASIS OF PRESENTATION:

                  The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfactions of liabilities in the normal course of business. The Company reported net losses of $241,347, $147,944 and $104,186 for the years ended October 31, 1991, 1992 and 1993 and $90,544, $8,297 and $6,672 for the
                  years ended October 31, 1996, 1997 and 1998. In addition, the Company has had no operating revenues since its inception in 1978.

                  The  Company is  pursuing a plan of  acquisitions,  mergers or joint ventures which include businesses other than waste disposal. Techscience Industries, Inc. in November 1995 assigned its remaining equity interest of Biocomp, Inc., its former subsidiary, along with related liabilities of $467,833, and all of its stock to Biocomp, Inc.

                  Management believes through acquisition, merger or joint venture that the Company will be able to obtain additional working capital and ultimately, achieve profitable operations.

NOTE 3   -        RELATED PARTY INFORMATION:

                  In January 1993 the Company's officer received an approximate 90% interest in Biocomp resulting a gain of $416,270 from the deconsolidation of Biocomp.

                  Biocomp was indebted to a former officer for compensation totalling $284,499 in 1991, and $384,499 in 1992 (included in accounts payable) and $467,833, at October 31, 1993, 1994 and 1995. The compensation was earned for services performed prior to the officer's resignation on August 26, 1993. In November of 1995, the Company paid $75,000 and assigned to Biocomp all remaining shares of Biocomp owned by the Company.

NOTE 4   -        ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

                  Accounts payable and accrued expenses are comprised of the following:

                                              Officer
                        October 31,           Salary              Other
                        -----------          ---------          ---------

                           1991              $284,499           $ 12,500
                           1992               384,399               --
                           1993                 --                  --
                           1994                 --                  --
                           1995                 --                  --
                           1996                 --                  --
                           1997                 --                 3,500
                           1998                 --                10,082

                  TECHSCIENCE INDUSTRIES, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5   -        PRIVATE PLACEMENT:

                  On December 8, 1995, the Company issued, through a private placement, 781,160 shares of common stock, par value $0.01 per share at an issued price of approximately $0.12 per share. The proceeds were used principally to settle outstanding obligations to creditors.

NOTE 6   -        INCOME TAXES:

                  The Company and its former subsidiaries filed separate federal income tax returns. At October 31, 1998, the Company and its subsidiaries had approximately $1,400,000 in combined net operating losses to be carried forward to offset future taxable income through 2018.

                  The Company has paid dividends in the past because, in the opinion of counsel, the nature of the Company's revenues and concentration of its stockholders, would have rendered the Company a Personal Holding Company as defined under the Internal Revenue Code. Accordingly, dividends were paid to avoid a penalty tax applicable to personal holding companies.

                  Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires a change from the deferred method of accounting for income taxes of APB Opinion 11 to the asset and liability method of accounting for income taxes. Under FAS 109, deferred income taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse.

                  The principal effect of adoption was recognition of a deferred tax asset which was offset by a valuation allowance of the same amount. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The management of the Company determined that a full valuation allowance was appropriate for the years ended October 31, 1994, 1995, 1996, 1997 and 1998.

NOTE 7   -        SUBSEQUENT EVENTS:

                  REVERSE STOCK SPLIT - In February 1999, the Company's Board of Directors approved and received consent from a majority of its shareholders to increase the number of authorized shares to 20,000,000 shares of common stock and 2,000,000 shares of preferred stock and affect a four-for twenty-five reverse stock split. Common shares and per share amounts have been retroactively restated for all periods presented to reflect the reverse stock split.

                  TECHSCIENCE INDUSTRIES, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                  PROPOSED ACQUISITION AGREEMENT - On February 10, 1999, the Company signed a letter of intent with PetPlanet.com, Inc., a non-affiliated California corporation ("PPI"). The letter of intent calls for a reverse merger business combination with PPI whereby the Company will exchange 7,325,000 authorized but as yet unissued shares of its $.01 par value common stock in exchange for all of PPI's common stock. As part of the merger, the Company will change its name to PetPlanet.com, Inc.

                  In addition, as part of the agreement, the Company made a $150,000 bridge loan to PPI, with interest at 10% per annum, collateralized by 51% of PPI's common stock. The loan, which has an original due date of the earlier of the closing of the proposed merger or May 15, 1999, can be extended to October 1, 1999.

                  Upon the closing of the reorganization, the Company has the option to convert $50,000 of the $150,000 debt into 100,000 shares of PPI's no par value common stock, with the remaining balance payable at closing.

                  CONVERTIBLE DEBT SUBSCRIPTION AGREEMENT - On February 5, 1999, the Company offered two subscriptions of convertible debt securities, each up to $12,400, pursuant to Rule 506 of Regulation D of the Securities Act of 1933, (the "Debt Securities"). The Debt Securities are thirty day notes which bear interest at 9.6% per annum and are convertible into the Company's $.01 par value per share restricted common stock at $.062 per share, for a total of 400,000 shares. Through May 12, 1999, the Company has collected $24,800 from this agreement.

                  PRIVATE PLACEMENT OF COMPANY'S SECURITIES - On February 19, 1999, the Company offered accredited investors under Rule 506 of Regulation D of the Securities Act of 1933, 60 units at $25,000 per unit. Each unit consists of 6,250 shares of the Company's $.01 par value per share common stock at $4.00 per share, for a total of 375,000 shares. Through May 12, 1999, the Company has collected $1,000,000 from this agreement.

                  BRIDGE PRIVATE OFFERING - On February 19, 1999, pursuant to the terms and conditions of the Accredited Investor Subscription Agreement (See Convertible Debt Subscription Agreement), the Company consummated a private placement under Rule 506 of Regulation D of the Securities Act of 1933. The offering, which provided the funding for the Company's bridge loan to PPI, was comprised of $150,000 principal amount of 10% promissory notes and 100,000 unregistered shares of the Company's $.01 par value common stock. The notes are due and payable and the shares are issuable at the closing date of the reorganization with PPI. $75,000 of the offering was received from a stockholder holding 875,000 shares of the Company's common stock.

                  TECHSCIENCE INDUSTRIES, INC. AND SUBSIDIARIES
                          (DEVELOPMENT STAGE COMPANIES)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                    1999 LONG-TERM INCENTIVE PLAN - In February 1999, the Board of Directors approved a resolution to amend the Company's 1984 Incentive Stock Option Plan creating the 1999 Long-Term Incentive Plan (the "1999 Plan"), whereby an aggregate of 2,500,000 shares are reserve for issuance under the 1999 Plan. No awards have been made under the Plan through May 4, 1999.

NOTE 8   -        NEW ACCOUNTING  PRONOUNCEMENTS - NEW ACCOUNTING PRONOUNCEMENTS
                  - In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1 ("SOP 98-1"), Accounting for the Costs of Computer Software Developed or Obtained for
                  Internal Use. SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. SOP 98-1 is effective for the Company's fiscal year ending March 31, 2000.

                  In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, Reporting on The Costs of Start-Up Activities. SOP 98-5 is effective for the Company's fiscal year ending March 31, 2000. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred.

                  In addition to the aforementioned pronouncements, SFAS 133, Accounting for Derivative Instruments and Hedging Activities was issued in June 1998 for years ending after June 15, 1998.

                  The Company does not expect that any of the aforementioned pronouncements will have a significant effect on its financial statements.

                                   SCHEDULE A

DEBTS AND OBLIGATIONS OF BIOCOMP, INC. AS REFLECTED ON THE COMPANY'S UNAUDITED FINANCIAL STATEMENT FOR THE NINE MONTHS ENDED JULY 31, 1991 CONTAINED IN ITS FORM 10Q.

JWH ACCRUED SALARY ALL OTHER DEBT

$232,300 $ 27,200

TOTAL                              $259,500

                                   SCHEDULE B

THE DEBTS OF BIOCOMP, INC. INCURRED DURING THE PERIOD OF AUGUST 1, 1991
                                               THROUGH AUGUST 26, 1993.

JWH ACCRUED SALARY ALL OTHER DEBT

$160,000 $ 48,333

TOTAL                              $208,333

                                   SCHEDULE C

                          TECHSCIENCE INDUSTRIES, INC.
                           LIABILITIES TO BE SETTLED.

TRUST CO. OF NJ
ALL OTHER DEBTS

$ 600* $11,900

TOTAL                              $12,500

*See attached August 13, 1992 letter from Trust Company of New Jersey.

                                   SIGNATURES

         Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  Parsippany, New Jersey
        May 13, 1999

                                            TECHSCIENCE INDUSTRIES, INC.


                                            BY: /s/ JAMES T. WOLL
                                                --------------------------------
                                                    James T. Woll, President and
                                                    Chief Executive Officer


                                            BY: /s/ GARY W. GILL
                                                --------------------------------
                                                    Gary W. Gill, Chief
                                                    Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in their capacities and on the dates indicated.

Dated:   Parsippany, New Jersey
         May 12, 1999

         /s/ JAMES T. WOLL
         --------------------------------
             James T. Woll, Director

Dated:   Parsippany, New Jersey
         May 12, 1999

         /s/ GARY W. GILL
         --------------------------------
             Gary W. Gill, Director

Dated:   Parsippany, New Jersey
         May 12, 1999

         /s/ JAMES S. GALLO
         --------------------------------
             James S. Gallo, Director