Form 10QSB
period 1999-03-31
TECHSCIENCE INDUSTRIES INC
filed 1999-05-13
CIK 318523

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended January 31, 1999

             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Transition Period from _________

                         Commission File Number: 2-68701

                          Techscience Industries, Inc.

                 (Name of small business issuer in its charter)

                    Delaware                        22-2298015
                    --------                        ----------
          (State or other jurisdiction of        (I.R.S.  Employer
           incorporation or organization)        Identification No.)

          3 Rockaway Place, Parsippany, New Jersey      07054
          ----------------------------------------      -----
          (Address of principal executive offices)    (Zip Code)

                     Issuer's telephone number(973)-263-8951


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES [ ]   NO  [X]


Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by the Court.

                     YES [ ]   NO  [X]


State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 1,600,000 shares of Common Stock as of May , 1999.

Transitional Small Business Disclosure Format (check one):

                     YES [ ]   NO  [X]

                          TECHSCIENCE INDUSTRIES, INC.

                                   FORM 10-QSB

                                      INDEX



PART I - FINANCIAL INFORMATION                                        PAGE

Item 1.  Unaudited Financial Statements:                                3

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations               10


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                              11

         Signatures                                                    11

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                TECHSCIENCE INDUSTRIES INC.
               (A Development Stage Company)

                      BALANCE SHEETS

                                January 31,   October 31,
                                  1999           1998
                                  ----           ----

                               (UNAUDITED)

              ASSETS


TECHSCIENCE INDUSTRIES
STATEMENT OF CASHFLOWS

                                                          -----------------------------------
                                                          JANUARY 31, 1999   JANUARY 31, 1998
                                                          -----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net  (Loss)                                          $          --           $       (45)
     Adjustments to reconcile net  (loss) to net cash
     provided by (used for) operating activities

     Increase in accounts payable                         $          --           $        --


Cash Provided By (Used For) Operating Activities          $          --           $       (45)
                                                          -----------------------------------

     NET INCREASE IN CASH                                 $          --           $       (45)

CASH, BEGINNING OF PERIOD                                 $       2,214           $     2,304
                                                          -----------------------------------
CASH, END OF PERIOD                                       $       2,214           $     2,259
                                                          ===================================


TECHSCIENCE INDUSTRIES
BALANCE SHEET


                                                         -------------------------------------
                                                         January 31, 1999     October 31, 1998
                                                         -------------------------------------
ASSETS

Cash and cash equivalents                                $     2,214            $     2,214

                                                         -------------------------------------
Total Assets                                             $     2,214            $     2,214
                                                         =====================================
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable and accrued expenses                    $    10,082            $    10,082

                                                         -------------------------------------
Total Liabilities                                             10,082                 10,082
                                                         -------------------------------------
STOCKHOLDERS' EQUITY
  Capital stock                                               16,000                 16,000
  Capital in excess of par                                 1,261,310              1,261,310
  (Accumulated deficit)                                   (1,285,178)            (1,285,178)
                                                         -------------------------------------
Total Stockholders' Equity                                    (7,868)                (7,868)
                                                         -------------------------------------
Total Liabilities and Stockholders' Equity               $     2,214            $     2,214
                                                         =====================================

TECHSCIENCE INDUSTRIES
STATEMENT OF OPERATIONS



                                                               FOR THE THREE MONTHS ENDED
                                                         -------------------------------------
                                                         January 31, 1999     January 31, 1998
                                                         -------------------------------------
REVENUE                                                                --                   --

                                                         -------------------------------------

OPERATING EXPENSES:

BANK CHARGES                                                           --                45.00


                                                         -------------------------------------
     TOTAL OPERATING EXPENSES                                          --                45.00


NET (LOSS)                                                             --               (45.00)
                                                         =====================================

EARNINGS PER SHARE                                                    Nil                  Nil
                                                         =====================================

WEIGHTED AVERAGE SHARES OUTSTANDING                             1,600,000            1,600,000
                                                         =====================================

                          TECHSCIENCE INDUSTRIES, INC.
                          (A Development Stage Company)
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

                              January 31, 1999

NOTE 1 - BASIS OF PRESENTATION:

The balance sheet at the end of the preceding fiscal year has been derived from the audited balance sheet contained in the Registrant's Form 10-KSB for the year ended October 31, 1998 (the "10-KSB")and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the 10-KSB for the most recent fiscal year.

Loss per Share - Loss per share is based on the weighted average number of shares outstanding during the periods. The effect of warrants outstanding and shares issuable in connection with convertible debentures is not included since it would be anti-dilutive.

NOTE 2 - PENDING REORGANIZATION:

As reported in the Registrant's Form 8-K Current Report dated May , 1999 and filed simultaneously with this report, the Registrant entered into an Agreement and Plan of Reorganization with PetPlanet.com, Inc., a privately owned California corporation ("PPI") on May , 1999 (the "Reorganization Agreement"). The Reorganization Agreement contemplated a reverse merger business combination wherein the Registrant will acquire all of the outstanding common stock and/or options and warrants of PPI solely in exchange for an aggregate of 7,325,000 authorized but unissued shares of the Registrant's Common Stock, $.01 par value per share (the

"Reorganization Shares"), after which there will be 9,575,000 shares of the Registrant's Common Stock issued and outstanding (the "Reorganization"), giving PRO FORMA effect to the Reorganization and the four for 25 reverse split enumerated in Note 3 below. The Reorganization Shares will be issued to PPI's shareholders, option and warrant holders on a pro rata basis at which time PPI will become a wholly owned subsidiary of the Registrant. Following the closing of the Reorganization, it is expected that the name of the Registrant will be changed to PPI and the Registrant will succeed to the Internet- based pet oriented service business conducted by PPI.

NOTE 3- REVERSE SPLIT

On March 18, 1999, the Registrant filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware implementing a four for twenty five reverse split all issued and outstanding shares of its common stock, $.01 par value per (the "Reverse Split"). The Reverse Split was adopted by the holders of a majority of the Registrant's common stock after due notice to non-consenting stockholders pursuant to applicable Delaware law. As a result of the Reverse Split all 10,000,000 issued and outstanding shares of common stock were reduced to 1,600,000 shares. The financial data reported herein has been adjusted to reflect the Reverse Split.

NOTE 4 - MANAGEMENT'S ACTIONS TO OVERCOME OPERATING AND LIQUIDITY PROBLEMS:

The Registrant's financial statements have been presented on the going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Registrant's viability as a going concern is dependent upon its ability to consummate the Reorganization and PPI ability to achieve profitable operations through increased sales and raising additional financing.

NOTE 5 -CONVERTIBLE NOTES AND CONVERSION OPTION

The Registrant has an option to convert an aggregate of $50,000 of principal due from PPI pursuant to the March 4, 1999 10% Secured Convertible Promissory Note payable to TSCI by PPI into an aggregate of 100,000 shares of the Registrant's common stock, $.01 par value per share. In addition, the Registrant has issued promissory notes convertible into an aggregate of 400,000 shares of the Registrant's common stock, $.01 par value per share. It is expected that all issued and outstanding derrivatives will be converted at the closing of the Reorganization.

NOTE 6-SUBSEQUENT EVENTS

On February 5, 1999, and pursuant to the terms and conditions of five identical Accredited Investor Subscription Agreements with non-affiliated investors, the Registrant consummated a private placement under Rule 506 of Regulation D under the 33 Act (the "Seed Money Private Offering"). The Seed Money Offering, which provided the necessary funding to implement the Reorganization, was comprised $24,800 principal amount of 30 day convertible promissory notes bearing interest at 9.6% per annum (the "Notes"). The Notes are convertible into an aggregate of 400,000 authorized but unissued shares of the Registrant's common stock, $.01 par value per share at $.062 per share which are ineligible for public sale for a period of 30 months from the date of issuance.

Thereafter on February 25, 1999, and pursuant to a Certificate of Restoration and Revival duly filed with the Delaware Secretary of State, the Registrant reinstated its Certificate of Incorporation in Delaware.

On February 19, 1999, and pursuant to the terms and conditions of two identical Accredited Investor Subscription Agreements with non-affiliated investors, the Registrant consummated a private placement under Rule 506 of Regulation D under the 33 Act (the "Bridge Private Offering"). The Bridge Private Offering, which provided the funding for the Registrant's bridge loan with PPI, was comprised of $150,000 principal amount of 10% promissory notes (the "Notes") and 100,000 unregistered shares of the Registrant's Common Stock, $.01 par value per share (the "Bridge Shares"). The Notes are due and payable on and the Bridge Shares are issuable at the closing date of the Reorganization with PPI (the "Closing").

On February 26, 1999, all of the Registrant's directors and the holders of approximately 67% of the issued and outstanding shares of the Registrant's common stock, $.01 par value per share, consented in writing to the adoption of a number of actions designed to implement the Reorganization (the "Majority Consent"). The Consent, which was adopted pursuant to the permissive provisions of Section 228(a) and 228(c) of the General Corporation Law of the State of Delaware (the "Delaware Sections"), was comprised of the authorization and/or approval of the following actions: (i) the Reorganization; (ii) an amendment to the Registrant's Certificate of Incorporation to effectuate: (a) an increase in the number of authorized shares of common stock, $.01 par value per share to 20,000,000; (b) a four for twenty-five reverse split of all issued and outstanding shares (the "Reverse Split"); (c) the creation of an authorized class of 2,000,000 "blank check" shares of Preferred Stock, $.01 par value per share; and (d) a change of the name of the Registrant to PetPlanet.com, Inc.;
(iii) a private placement under Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Act") of an aggregate of 400,000 post Reverse Split Shares at $.062 per Share, which Shares shall be restricted for 30 months (the "Seed Money Private Offering"); (iv) a minimum of 250,000 and a maximum of 375,000 restricted and post Reverse Split shares of common stock at $4.00 per share offered in units of $25,000; and (v) an amendment to the Registrant's 1984 Incentive Stock Option Plan creating the 1999 Long Term Incentive Plan wherein an aggregate of 2,000,000 Post Reverse Split Shares are reserved for issuance of grants thereunder.

On March 4, 1999, and pursuant to the terms and conditions of a written Bridge Loan Agreement with PPI (the "Bridge Agreement"), the Registrant advanced the sum of $150,000 to PPI in order to fund PPI's operations in anticipation of the closing of the Reorganization (the "Bridge Loan"). The Bridge Loan was evidenced by a 10% secured, convertible promissory note due at the closing of the Reorganization (the "Bridge Note"). The Bridge Agreement provided that in the event the Reorganization does not close on or before May 15, 1999, the term of the Bridge Agreement shall be automatically extended to the earlier of the closing date of the first equity or debt financing consummated by PPI or October 1, 1999. The Bridge Note was secured by a continuing first lien and security interest in and to: (i) such number of authorized but unissued shares of PPI's common stock, no par value per share, as shall, when added to the number of issued and outstanding shares, shall equal fifty one (51%) percent of PPI's total issued and outstanding common stock capitalization; (ii) the right and title to PPI's PetPlanet.com domain name, website, website software and any and all copyrights, trademarks, servicemarks owned by PPI or acquired by PPI after the date of the Bridge Agreement; and (iii) any and all inventory, accounts receivable or other tangible or intangible assets acquired by PPI after the date of the Bridge Agreement.

On March 12, 1999, the Registrant, fulfilling its obligations under the Delaware Sections, caused Notice of Consent to Action by Majority Shareholders
(comprising the Majority Consent) together with a President's letter to Shareholders (the "Statutory Notice") to be mailed to the Registrant's shareholders and all broker dealers holding shares for the benefit of the Registrant's shareholders. The Statutory Notice was accompanied by a Notice of the Reverse Split, a transmittal form, a substitute Form W-9 and instructions for the transmittal form.

On March 18, 1999, the Registrant filed a Certificate of Amendment to its Certificate of Incorporation to be filed with the secretary of State of the State of Delaware implementing the Reverse Split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATION.

The Registrant's plan of action for the three months ended January 31, 1999, during which period no revenues from operations were generated, was to complete the process of bring itself current in its periodic reporting obligations under the Securities Exchange Act of 1934(the "34 Act"), preparing for an annual meeting of its stockholders as required by the New Jersey Business Corporation Act, and preparing for the filing of a Form 10-SB Registration Statement with a view towards registering its Common Stock under Section 12(g) of the 34 Act. In furtherance of its principal plan of operations, the Registrant sought to continue to pursue and close the Reorganization with PPI. It was expected that the Registrant would be able to implement its plan of operations without the raising of additional capital. It was similarly expected that the aforesaid $25,000 would be sufficient capital to satisfy the Registrant's capital requirements during the period up to and including May 15, 1999 that management estimated it would take to bring the Registrant current under the 34 Act and to close the
Reorganization. During the three months ended January 31, 1999, the Registrant did not: (i) expend any funds on product research or development; (ii) purchase or plan to purchase any plant or equipment; (iii) have any employees other than its part time executive officers and directors.

YEAR 2000 ISSUE

The Registrant does not have any computer systems that need to be reviewed to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four digits to define the year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failure or miscalculations. The Registrant is unaware of whether or not PPI has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Registrant is unaware whether the Year 2000 problem will pose significant operational problems for PPI after the closing of the Reorganization. Accordingly, there can be no assurance that the systems of other companies on which PPI's systems may rely, if any, also will be timely converted or that any such failure to convert by another company would not have an adverse effect on PPI's systems.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits required by Item 601 of Regulation S-B

         Exhibit 27-Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended January 31, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 13, 1999                      Techscience Industries, Inc.


                                         By:  /s/ JAMES T. WOLL
                                              ----------------------------------
                                                  James T. Woll, President