Form 10QSB
period 1999-04-30
PETPLANET COM INC
filed 1999-06-15
CIK 318523

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended April 30, 1999

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Transition Period from _________

                        Commission File Number: 000-10576

                               PETPLANET.COM, INC.

                               Delaware 22-2298015
                               -------- ----------
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

           21 Stillman St. Suite 600, San Francisco, California 94107
           ----------------------------------------- ----------------
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number(415)-243-9000
                          Techscience Industries, Inc.
                          ----------------------------
                           (Former name of registrant)

                 3 Rockaway Place, Parsippany, New Jersey 07054
                               (Previous Address)

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

                              YES [ ]  NO [X]


State the number of shares of each of the issuer's classes of common equity outstanding at the latest practicable date: 9,104,640 shares of Common Stock as of June 11, 1999.

Transitional Small Business Disclosure Format (check one):

                              YES [ ]  NO [X]

                               PETPLANET.COM, INC.

                                   FORM 10-QSB


                                      INDEX


PART I - FINANCIAL INFORMATION                                            PAGE


Item 1. Unaudited Financial Statements:                                    3

Item 2. Management's Discussion and Analysis of
 Financial Condition and Results of Operations                             8


PART II - OTHER INFORMATION

Item 6. Exhibits

Signatures                                                                10

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                               PETPLANET.COM, INC.


BALANCE SHEET
                                              30-APR-99      31-OCT-98
ASSETS                                       (unaudited)

Cash and cash equivalents                    $    13,844    $     2,214

Notes Receivable                             $   150,000
                                             -----------    -----------

Total Assets                                 $   163,844    $     2,214
                                             ===========    ===========


LIABILITIES AND STOCKHOLDER EQUITY

Accounts payable and accrued expenses        $     3,344    $    10,082

Loan Payable                                 $   174,800
                                             -----------    -----------

Total Liabilities                            $   178,144    $    10,082

STOCKHOLDERS' EQUITY

Capital Stock                                $    16,000    $    16,000
Capital in excess of par                     $ 1,261,310    $ 1,261,310
(accumulated deficit)                        $(1,291,610)   $(1,285,178)
                                             -----------    -----------

Total Stockholders' Equity                   $   (14,300)   $    (7,868)
                                             -----------    -----------

Total Liabilities and Stockholder's Equity   $   163,844    $     2,214
                                             ===========    ===========

STATEMENT OF
OPERATIONS
                                                                       FOR THE THREE MONTHS
                                                                               ENDED
                                                                    30-APR-99      30-APR-98
                                                                   (unaudited)    (unaudited)
REVENUE                                                            $        --    $        --

OPERATING EXPENSES

                 Printing                                          $     1,323
                 Blue Sky Fees                                     $     1,235
                 Transfer Agent Fees                               $     2,684
                 Professional Fees                                 $        --    $     5,000
                 Miscellaneous                                     $     1,198    $     1,672
                                                                   -----------    -----------

                 TOTAL OPERATING EXPENSES                          $     6,440    $     6,672


NET (LOSS)                                                         $    (6,440)   $    (6,672)

EARNINGS PER SHARE                                                      Nil            Nil
                                                                   -----------    -----------

WEIGHTED AVERAGE SHARES OUTSTANDING                                  1,600,000      1,600,000
                                                                   -----------    -----------



      STATEMENT OF CASH FLOW                                         30-APR-99      30-APR-98
                                                                    (unaudited)    (unaudited)
      CASH FLOW FROM OPERATING ACTIVITIES:
              Net (Loss)                                           $    (6,402)   $    (6,672)
              Adjustments to reconcile net (Loss) to net cash
              provided by (used for) operating activities

              Increase in accounts payable                         $    (6,738)   $     6,582
                                                                   -----------    -----------

      Cash Provided by (used for) Operating Activities             $   (13,140)   $       (90)

      INVESTMENT ACTIVITIES

              Investment in PetPlanet.com                          $  (150,000)   $        --
                                                                   -----------    -----------

      Net cash used in investing activities                        $  (150,000)   $        --

      FINANCING ACTIVITIES

              Proceeds from bridge loan                            $   174,800    $        --
                                                                   -----------    -----------

      Net cash provided by financing activities                    $   174,800    $        --

              NET INCREASE IN CASH                                 $    11,660    $       (90)

      CASH, BEGINNING OF PERIOD                                    $     2,214    $     2,304

      CASH, END OF PERIOD                                          $    13,844    $     2,214
                                                                   ===========    ===========


                               PETPLANET.COM, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                   (Unaudited)

April 30, 1999


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

Loss per Share - Loss per share is based on the weighted-average number of shares outstanding during the periods. The effect of warrants outstanding and shares issuable in connection with convertible debentures is not included since it would be anti-dilutive.


NOTE 2 -SUBSEQUENT EVENT:

On May 13, 1999, as reported in the Registrant's Form 8-K Current Report event dated May 13, 1999 the registrant closed a reverse acquisition with PetPlanet.com, Inc., a privately held California corporation (the "Reorganization Agreement"). Simultaneous with this closing, the Registrant closed on a private placement under Rule 506 of Regulation D under the Securities Act of 1933 (the "1933 Act") in the amount of approximately $975,000,000. The offering was made to accredited investors and 250,000 common shares of the Registrant's stock were issued. The Reorganization Agreement caused a reverse acquisition business combination wherein the Registrant acquired all of the outstanding stock of PPI solely in exchange for an aggregate of 6,574,640 newly issued shares of the Registrant's common stock, $.01 par value per share (the Registrant's Shares) after which there were 9,104,640 shares of the Registrant's Common Stock issued and outstanding (the "Reorganization"). The share calculation reflects the PRO FORMA effect of the Reorganization, the private placement, the four for 25 reverse split enumerated in Note 3 below, the conversion of $50,000.00 of debt into 100,000 shares of common stock and the conversion of $24,800 of debt into 400,000 shares of common stock enumerated below.

In addition, pursuant to the Reorganization Agreement, all 892,527 PPI options and warrants outstanding on the closing date of the Reorganization, were converted into options and warrants (as appropriate) to purchase an aggregate of 570,360 shares of the Registrant's common stock.

The Reorganization Shares were issued to PPI's shareholders on a pro rata basis with PPI becoming a wholly owned subsidiary of the Registrant. Following the closing, on May 20, 1999, the name of the Registrant was changed to PetPlanet.com, Inc. ("PPI") with the Registrant succeeding to the Internet-based pet oriented service business conducted by PPI.

On May 13, 1999, the Bridge Loan Holders converted an aggregate of $50,000 of principal due from Registrant pursuant to the March 4, 1999 10% Secured Convertible Promissory Note payable to Bridge Loan Holders by Registrant into an aggregate of 100,000 shares of the Registrant's common stock, $.01 par value per share. In addition, the five identical accredited investors converted their promissory notes into an aggregate of 400,000 shares of the Registrant's common stock, $.01 par value per share.


NOTE 3- REVERSE SPLIT

On March 18, 1999, the Registrant filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware implementing a four for twenty five reverse split with respect to its issued and outstanding shares of its common stock, $.01 par value per (the "Reverse Split"). The Reverse Split was approved by the holders of a majority of the Registrant's common stock after due notice to non-consenting stockholders pursuant to applicable Delaware law. As a result of the Reverse Split all 10,000,000 issued and outstanding shares of common stock were reduced to 1,600,000 shares. The financial data reported herein has been adjusted to reflect the Reverse Split.


NOTE 4 - MANAGEMENT'S ACTIONS TO OVERCOME OPERATING AND LIQUIDITY PROBLEMS:

The Registrant's financial statements have been presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Registrant's viability as a going concern is dependent upon its ability to consummate the Reorganization and PPI's ability to achieve profitable operations through increased sales and raising additional financing.


NOTE 5- PRIVATE OFFERINGS

On February 5, 1999, and pursuant to the terms and conditions of five identical Accredited Investor Subscription Agreements with non-affiliated investors, the

Registrant consummated a private placement under Rule 506 of Regulation D under the 1933 Act (the "Seed Money Private Offering"). The Seed Money Private Offering, which provided the necessary funding to implement the Reorganization, comprised of $24,800 in principal amount of 30 day convertible promissory notes bearing interest at 9.6% per annum (the "Notes"). The Notes are convertible into an aggregate of 400,000 authorized but unissued shares of the Registrant's common stock, $.01 par value per share at $.062 per share which are ineligible for public sale for a period of 30 months from the date of issuance.

On February 19, 1999, and pursuant to the terms and conditions of two identical Accredited Investor Subscription Agreements with non-affiliated investors, the Registrant consummated a private placement under Rule 506 of Regulation D under the 1933 Act (the "Bridge Private Offering"). The Bridge Private Offering, which provided the funding for the Registrant's bridge loan to PPI, was comprised of $150,000 principal amount of 10% promissory notes (the "Notes") and the right to convert $50,000 of the Notes into 100,000 unregistered shares of the Registrant's Common Stock, $.01 par value per share (the "Bridge Shares"). The Notes are due and payable on and the Bridge Shares are issuable at the closing date of the Reorganization with PPI (the "Closing").

NOTE 6 - REORGANIZATION ADOPTION

On February 26, 1999, all of the Registrant's directors and the holders of approximately 67% of the issued and outstanding shares of the Registrant's common stock, $.01 par value per share, consented in writing to the adoption of a number of actions designed to implement the Reorganization (the "Majority Consent"). The Consent, which was adopted pursuant to the permissive provisions of Section 228(a) and 228(c) of the General Corporation Law of the State of Delaware (the "Delaware Sections"), was comprised of the authorization and/or approval of the following actions: (i) the Reorganization; (ii) an amendment to the Registrant's Certificate of Incorporation to effectuate: (a) an increase in the number of authorized shares of common stock, $.01 par value per share to 20,000,000; (b) a four for twenty-five reverse split of all issued and outstanding shares (the "Reverse Split"); (c) the creation of an authorized class of 2,000,000 "blank check" shares of Preferred Stock, $.01 par value per share; and (d) a change of the name of the Registrant to PetPlanet.com, Inc.;
(iii) a private placement under Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "1933 Act") of an aggregate of 400,000 post Reverse Split Shares at $.062 per Share, which Shares shall be restricted for 30 months (the "Seed Money Private Offering"); (iv) a minimum of 250,000 and a maximum of 375,000 restricted and post Reverse Split shares of common stock at $4.00 per share offered in units of $25,000; and (v) an amendment to the Registrant's 1984 Incentive Stock Option Plan creating the 1999 Long Term Incentive Plan wherein an aggregate of 2,000,000 Post Reverse Split Shares are reserved for issuance of grants thereunder.


NOTE 7 - BRIDGE LOAN

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PLAN OF OPERATION.

The Registrant's plan of action for the three months ended April 30, 1999, during which period no revenues from operations were generated, was to complete the process of bring itself current in its periodic reporting obligations under the Securities Exchange Act of 1934 (the "34 Act"), preparing and holding its annual meeting of its stockholders as required by the New Jersey Business Corporation Act. In furtherance of its principal plan of operations, the Registrant sought to continue to pursue and close the Reorganization with PPI. It was expected that the Registrant would be able to implement its plan of operations without the raising of additional capital. It was similarly expected that the aforesaid $25,000 would be sufficient capital to satisfy the Registrant's capital requirements during the period up to and close of the Reorganization.

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


During the three months ended April 30, 1999, the Registrant did not: (i) expend any funds on product research or development; (ii) purchase or plan to purchase any plant or equipment; (iii) have any employees other than its part time executive officers and directors.


YEAR 2000 ISSUE

The Registrant does not have any computer systems that need to be reviewed to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four digits to define the year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major system failure or miscalculations. PPI has yet to conduct a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem may pose significant operational problems for PPI after the closing of the Reorganization if not appropriated addressed. PPI currently plans to assess the readiness or its third-party supplied software, computer technology and other services determine compliance with "Year 2000" issues.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits required by Item 601 of Regulation S-B

Exhibit 27-Financial Data Schedule

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended April 30, 1999.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: June 14, 1999 PetPlanet.com, Inc.


By: /s/ STEVEN E. MARDER
-----------------------------------
        Steven E. Marder, President