Form 10QSB/A
period 1999-04-30
PETPLANET COM INC
filed 1999-07-19
CIK 318523

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB/A


                                Amendment No. 1


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


NOTE 2 -SUBSEQUENT EVENT:


On May 13, 1999, as reported in the Registrant's Form 8-K Current Report event dated May 13, 1999 the registrant closed a reverse acquisition with PetPlanet.com, Inc. ("PPI"), a privately held California corporation (the "Reorganization Agreement"). Simultaneous with this closing, the Registrant closed on a private placement under Rule 506 of Regulation D under the Securities Act of 1933 (the "1933 Act") in the amount of approximately $975,000. The offering was made to accredited investors and 250,000 common shares of the Registrant's stock were issued. The Reorganization Agreement caused a reverse acquisition business combination wherein the Registrant acquired all of the outstanding stock of PPI solely in exchange for an aggregate of 6,574,640 newly issued shares of the Registrant's common stock, $.01 par value per share (the Registrant's Shares) after which there were 9,104,640 shares of the Registrant's Common Stock issued and outstanding (the "Reorganization"). The share calculation reflects the PRO FORMA effect of the Reorganization, the private placement, the four for 25 reverse split enumerated in Note 3 below, the conversion of $50,000.00 of debt into 100,000 shares of common stock and the conversion of $24,800 of debt into 400,000 shares of common stock enumerated below.

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



Dated: July 19, 1999 PetPlanet.com, Inc.



By: /s/ STEVEN E. MARDER
-----------------------------------
        Steven E. Marder, President