Form 10QSB
period 1999-07-31
PETPLANET COM INC
filed 1999-09-15
CIK 318523

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended July 31, 1999
                               -------------

|_| Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                      to
                              ----------------------  -----------------------

                        Commission file number 000-10576
------------------------------------------------------------------------------

                               PETPLANET.COM, INC.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                      22-2298015
-------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S.Employer Identification No.)
Incorporation or Organization)

         21 Stillman Street, Suite 600, San Francisco, California, 94107
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (415) 243-9000
-------------------------------------------------------------------------------
                (Issuer s Telephone Number, Including Area Code)

                                       N/A
-------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X       No
      -----         -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

     Common Stock, $.01 par value per share, 9,104,640 shares outstanding at September 10, 1999.

     Transitional Small Business Disclosure Format (check one)

Yes            No    X
     -----         -----

                               PETPLANET.COM, INC.

                              INDEX TO FORM 10-QSB

                                                                           Page
PART I.   FINANCIAL INFORMATION

  Item 1. Unaudited Financial Statements

          Balance Sheet as of July 31, 1999                                  3

          Statements of Operations for the three months and nine months      4
            ended July 31, 1999 and July 31, 1998

          Statements of Cash Flows for the nine months ended July 31,        5
            1999 and July 31, 1998

          Notes to Financial Statements                                      6

  Item 2. Management's Discussion and Analysis of Financial Condition        8
            and Results of Operations

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                                 11

  Item 2. Changes in Securities                                             11

  Item 3. Defaults Upon Senior Securities                                   12

  Item 4. Submissions of Matters to a Vote of Security Holders              12

  Item 5. Other Information                                                 12

  Item 6. Exhibits and Reports on Form 8-K                                  12

                               PETPLANET.COM, INC.
                                 BALANCE SHEETS
                                   (unaudited)


BALANCE SHEET
                                                                       7/31/99
ASSETS

Cash & Cash Equivalents                                                126,504

Furniture, Fixtures and Equipment, less Accumulated

Depreciation of $4,487 at July 31, 1999                                 78,282
                                                                     ---------
Total Assets                                                           204,786
                                                                     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                   56,178

Notes Payable, current portion                                          82,000

Capital Lease Commitments - Current                                     11,240
                                                                     ---------
Total Current Liabilities                                              149,417

NON-CURRENT LIABILITIES

Notes payable, long term                                                    --

Capital Lease Commitments - Non-Current                                 22,479
                                                                     ---------
Total Liabilities                                                      171,896

STOCKHOLDERS' EQUITY

Common Stock                                                            91,040
Additional paid-in-capital                                           1,464,000
(Accumulated deficit)                                               (1,387,921)

Deferred consulting fees                                               (70,230)

Other loan receivable                                                  (64,000)
                                                                     ---------
Total Stockholders' Equity                                              32,889

Total liabilities and Stockholders' Equity                             204,786
                                                                     =========

See notes to Financial Statements

                               PETPLANET.COM, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

STATEMENT OF OPERATIONS

                                                                3 Month's Ended             9 Month's Ended
                                                                     July 31                     July 31
                                                                1999       1998               1999      1998
                                                                ----       ----               ----      ----
OPERATING REVENUE


OPERATING EXPENSES

Product Development                                           125,794                       180,602
Officer's Compensation/Consulting Fee's                        21,296      50,560           114,661    109,079
Selling, general and administrative expenses                  562,972       9,679           627,091     21,028
Depreciation                                                    3,886                         4,487
                                                              -------    --------           -------   --------
Total Operating Expenses                                      713,948      60,238           936,583    130,107

Non-Operating Expenses

Interest Expense                                                1,801         947             4,308      2,410
                                                              -------    --------           -------   --------
Net (Loss)                                                   (715,748)    (61,185)         (940,891)  (132,517)
                                                              =======    ========           =======   ========
Earnings Per Share                                              (0.08)      (0.01)            (0.10)     (0.01)


Weighted Average  Shares Outstanding*                       9,104,640   9,104,640         9,104,640  9,104,640

* Due to the nature and timing of the reverse acquisition, weighted average shares outstanding is considered consistant over the time frame shown to reflect the combined entities' equity structure.


See notes to Financial Statements

                               PETPLANET.COM, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


STATEMENT OF CASH FLOWS

                                                                                     Nine Month Ended
                                                                                          July 31
                                                                                   1999            1998
                                                                                  -------         -------
CASH FLOW FROM OPERATING ACTIVITIES

Net income (loss)                                                                 (940,891)       (132,517)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
      Depreciation                                                                   4,487              --
      Stockholder services contributed                                              41,667          75,000
      Common stock issued for services                                               2,000              --
      Options issued for services                                                   70,933          34,079
      Changes in operating assets and liabilities
            Accrued Expenses                                                       105,257           4,212
            Capital lease commitments                                               35,394              --
            Accrued Interest                                                         1,698           2,410
                                                                                  --------        --------
                  Net cash flow - operating activities                            (679,456)        (16,816)

CASH FLOW FROM INVESTING ACTIVITIES -
      Purchase of property and equipment                                           (81,487)             --

CASH FLOW FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock                                       872,000              --
      Proceeds of notes from affiliate                                              13,000          16,750
                                                                                  --------        --------
                  Net Cash Flow - Financing Activities                             885,000          16,750

NET CHANGE IN CASH                                                                 124,057             (66)

CASH, BEGINNING OF PERIOD                                                            2,447             519

CASH, END OF PERIOD                                                                126,504             453
                                                                                  ========        ========




See notes to Financial Statements

                               PETPLANET.COM, INC.
                          Notes to Financial Statements

Note 1 - Basis of Presentation

All financial statements are unaudited. In the opinion of management of PetPlanet.com, Inc., a Delaware corporation (the "Registrant" or the "Company"), all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results of the full year.

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-KSB for the most recent fiscal year (filed under the name Techscience Industries, Inc.) as well as the Registrant's Form 8-K filed on June 3, 1999 as amended on August 4, 1999.

Loss per Share - Loss per share is based on the weighted-average number of shares outstanding during the periods. The effect of options and warrants outstanding and shares issuable in connection with convertible debentures is not included since it would be dilutive.

Note 2 - Acquisition

On May 13, 1999, PetPlanet.com, Inc., (formally Techscience Industries Inc.), a publicly held Delaware corporation, (the "Company" or "PPI Delaware"), and PetPlanet.com Inc., a California corporation ("PPI" or "PPI California"), and the individual holders of all of the outstanding common stock of PPI (the "Holders") consummated a reverse acquisition (the "Reorganization") pursuant to a certain Agreement and Plan of Reorganization ("Agreement") dated May 12, 1999. Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares (10,570,000) of common stock of PPI in exchange for 6,754,640 shares of common stock of the Company, and therefore PPI became the wholly owned subsidiary of the Company. The Company also issued options to purchase 570,360 shares of the Company's common stock to holders of options to purchase PPI's common stock. Therefore, a total of 7,325,000 shares of Common Stock of the Company are issuable in respect of all common stock and common stock equivalents of PPI.

The reorganization, which has been accounted for as a reverse acquisition, provides that the assets and liabilities of both companies shall be combined at their adjusted historical cost basis. In addition, the equity of PPI California, the surviving company for accounting purposes, will be carried at adjusted historical cost basis and the accumulated deficit of PPI Delaware shall be offset with additional paid in capital. Par values of PPI Delaware, the surviving company for legal purposes, will be adjusted to that of PPI.

Note 3 - Bridge Loan

Pursuant to a separate agreement, prior to the closing of the Reorganization, the Company advanced a $150,000 bridge loan to PPI, with interest at 10% per annum, collateralized by 51% of PPI's common stock. The loan was repaid at the closing by payment of $100,000 in cash and $50,000 in common stock.


Note 4 - Going Concern

The Company's financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage company and has had a history of losses since its inception in October, 1996. The Company's continued existence is dependent upon its ability to achieve profitable operations and obtain additional financing.

Note 5 - Web Developer Agreement

In April, 1999, the PPI California entered into an agreement with a technology company, (the "Development Company"), to design, develop and enhance the computer software and information technology associated with PPI California's commercial web site. In accordance with the agreement, PPI California issued an option to the Development Company for the right to purchase approximately 135,000 shares of the Registrant's common stock (post Acquisition equivalent). In addition, PPI California has agreed to make payments based on a series of milestones for the project that are expected to exceed $200,000.

PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations

Company Background

         On May 13, 1999, Techscience Industries Inc. (the "Company"), a Delaware corporation and PetPlanet.com, Inc. ("PPI"), a California corporation, and the individual holders of all of the outstanding capital stock of PPI (the "Holders") consummated a reverse acquisition (the "Reorganization") pursuant to a certain Agreement and Plan of Reorganization ("Agreement") of such date. Pursuant to the Agreement, the Holders tendered to the Company all issued and outstanding shares (10,570,000) of common stock of PPI in exchange for 6,754,640 shares of common stock of the Company, and therefore PPI became the wholly owed subsidiary of the Company. The Company also issued options to purchase 570,360 shares of the Company's common stock to holders of options to purchase PPI common stock. The Reorganization is being accounted for as a reverse acquisition.

         Simultaneous with the closing of the Reorganization, all of the then officers and directors of the Company tendered their respective resignations in accordance with the terms of the Agreement. Shareholders representing a majority of the outstanding common stock of the Company then elected Steven E. Marder, Kim Marder and Raymond Skiptunis to serve on the Board of Directors of the Company (the "Board"). The Board subsequently appointed Steven E. Marder as the President and Chief Executive Officer of the Company. As a condition to the Reorganization, each of the Holders executed an investment letter agreement ("Investment Letter Agreement") pursuant to which the Holders are prohibited from publicly selling the shares of the Company received in the Reorganization for a period of six months from the date thereof.

         On May 20, 1999, the Company amended its Articles of Incorporation in order to change its name from Techscience Industries, Inc. to PetPlanet.com, Inc. Copies of the Agreement and a form of the Investment Letter Agreement are filed as Exhibits 2.1 and 4.1 respectively to the Company's Form 8-K filed on June 3, 1999 and are incorporated herein by reference. The foregoing descriptions are qualified in their entirety by reference to the full text of such agreements.

         Because the nature of the Company's business completely changed as of the date of the Reorganization, a current description of the Company's business operations is set forth below

Business Description

         The Company is the developer, producer, and operator of the Internet-based network known as PetPlanet.com (www.petplanet.com) which is designed to cater to the needs and interests of pet owners. PetPlanet.com is an emerging global Internet network servicing the needs of a focused target audience for pet product and service providers. The Company targets households caring for one or more pets (called "Pet Families") which make up over 60% of the households in the United States. PetPlanet.com will provide a place where Pet Families can access personalized local and national information, unique products and services, and interact with others sharing similar interests. The Company targets Pet Families by providing (i) comprehensive content, services and features; (ii) active community participation; and (iii) a targeted cost-effective medium for business-to-consumer advertising. When fully launched, PetPlanet.com will feature personalized national and local information, community-oriented content, entertainment, and information to allow Pet Families to find and buy products and services for their pets.

Plan of Operation

         In order to achieve its objectives, the Company will seek to:

         o expand the user base and enhance user experience with new features, services and content;
         o build the PetPlanet.com brand;
         o enhance the PetPlanet.com site functionality and performance through continued investments in technology and site infrastructure;
         o expand globally through an aggressive acquisition program;
         o establish additional strategic relationships with online distribution partners;
         o introduce the PetPlanet.com Store in September, 1999;

         Pet Families in the USA spend over $23 billion a year on products and services relating to their pets. While the major pet supply manufacturers and retailers account for much of this commerce, the pet industry is also comprised of many small-to-medium sized marketers of products and services who currently depend on magazines and other media for much of their marketing and sales. The Company believes that there is no clear leader in the Internet pet market. To leverage the existing expertise of an established pet industry player, PetPlanet.com has partnered with a top tier pet product distribution company carrying over 25,000 products across all pet categories.

         PetPlanet.com's business model is founded upon the concept of "community driven e-commerce". The Company believes that in order to build a successful e-commerce business that derives its sales from Pet Families, the experience must blend elements focused on community, content and commerce. The network will also offer elements such as its classified listings service, personalized e-mail, chat and a personalized calendar with local and national events.

         Significant capital will be required to develop the site, secure online distribution, generate brand identity and complete domestic and international acquisitions. While the Company is projected to generate revenue in the first year, the Company is projected to show significant losses in the first several years of operation as it invests heavily in acquisition of market share. Spending will concentrate primarily in building the brand through aggressive marketing, taking advantage of newer technologies to enhance the network, and building an adequate level of infrastructure to sustain the growth in the business, and seek to make strategic acquisitions. The Company will seek acquisition targets that complement its existing business, augment the distribution of the pet community, enhance its technological capabilities, and/or expand its ability to conduct commerce.

Liquidity

         The Company is actively pursuing additional funding sources necessary to continue executing on its key business plan initiatives and is planning a private placement of equity securities. The Company may also opt to finance its short term capital needs through a bridge loan or the issuance of convertible debt. While the Company is confident it can satisfy its short and long-term financing objectives, no assurance can be given that it will be able to secure additional equity financing on favorable terms. Without additional financing, the Company's business would be severely impacted in the near term.

Research & Development

         The Company has engaged Outlook Technologies to spearhead the design and implementation of all major product development on the site. During the quarter, Outlook made significant progress in designing and developing an e-commerce component to the site as well as additional community features and tools. The results of their development efforts will be reflected in the following quarter.

Employees

         The Company currently has approximately 14 employees. The Company plans to grow aggressively as additional financing is secured. The Company intends to double in the number of employees over the next 12 months to support its growth. Management believes these resources will be necessary to execute on the business initiatives scheduled for the following months and as a result of higher business volumes.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

          The Company is not a party to any litigation or governmental proceedings that management believes would result in judgments or fines that would have a material adverse effect on the Company.

Item 2.  Changes in Securities

         Shares Issued in the Company's Private Placement

         Simultaneous with the closing of the Reorganization, the Company closed on a private placement made pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act") pursuant to which it issued 250,000 shares of the Company's Common Stock to accredited investors in exchange for the aggregate sum of $1,000,000. No underwriting discounts or commissions were paid in connection with this private placement, however, the Company incurred unallocated expenses of $25,000 in connection with this transaction.

         Shares Issued in Connection with Bridge Financings

         On February 19, 1999, and pursuant to the terms and conditions of two identical Accredited Investor Subscription Agreements with non-affiliated investors, the Registrant consummated a private placement under Rule 506 of Regulation D under the 33 Act (the "Bridge Private Offering"). The Bridge Private Offering, which provided the funding for the Registrant's bridge loan to PPI, was comprised of two 10% promissory notes in the aggregate principal amount of $150,000 (the "Notes"). The Notes were due and payable on the closing date of the Reorganization with PPI. On May 13, 1999, the holders of the Bridge Notes converted an aggregate of $50,000 of principal due under the Bridge Note into an aggregate of 100,000 shares of the Company's Common Stock.

         On February 5, 1999, and pursuant to the terms and conditions of five identical Accredited Investor Subscription Agreements with non-affiliated investors, the Registrant consummated a private placement under Rule 506 of Regulation D under the Securities Act of 1933 (the "Seed Money Private Offering"). The Seed Money Offering, which provided the necessary funding to implement the Reorganization, was comprised $24,800 principal amount of 30 day convertible promissory notes bearing interest at 9.6% per annum (the "Notes"). The Notes converted into an aggregate of 400,000 shares of the Company's Common Stock at a conversion of $.062 per share.

         Shares Issued in the Reorganization

         In connection with the Reorganization as described in Part I, Item 2 above, the holders of PPI's common stock tendered to the Company all issued and outstanding (10,570,000) shares of common stock of PPI in exchange for 6,754,640 shares of common stock of the Company. Also in connection with the Reorganization, the Company issued options to purchase 570,360 shares of the Company's common stock to holders of options to purchase PPI common stock.

Item 3.  Defaults Upon Senior Securities

         N/A

Item 4.  Submissions of Matters to a Vote of Security Holders

         On May 17, 1999, the holders of a majority of the Common Stock voted by written resolution to change the name of the Company from Techscience Industries, Inc. to Petplanet.com, Inc.

         On May 17, 1999, the holders of a majority of the Common Stock voted by written resolution to elect Steven E. Marder and Kim Marder to the Company's Board of Directors.

Item 5.  Other Information

         Hiring of Executives

         In the quarter covered by this report, the Company hired three additional executives. Jeff Harris will serve as the Company's Vice President Finance & Operations. Mr. Harris will be responsible for overseeing and managing the day-to-day finance and business operations of the Company and will oversee the customer service ordering and fulfillment process for the Company's e-commerce initiatives. Mark P. Brown was retained as the Company's Vice President Product Management, in which capacity he will be responsible for the development of the Company's Internet product and the functionality of the site. Phillip A. Schein was hired to serve as the Company as Vice President Online Development. In this capacity, Mr. Schein is responsible for the technology, design and integration of the site's content, commerce and community functions.

         Commencement of Trading

         On or about July 28, 1999, the Company changed its stock trading symbol from "TSCID" to "EPET" and began trading its Common Stock under such symbol on the National Association of Securities Dealers' Over-the-Counter Bulletin Board.

         E-Commerce Agreement

         On July 30, 1999 the Company entered into an e-commerce agreement with America Online, Inc. a leading interactive service, under which the Company will be an anchor tenant in the Pet Accessory area of the newShop@AOL, AOL.COM, CompuServe and Netscape online shopping destinations. Pursuant to such agreement, the Company will also receive promotion in areas on AOL, AOL.COM and CompuServe. This term of this agreement shall run until late 2000.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
                  4.1 E-commerce Agreement with America Online, Inc. and the Company dated July 30, 1999 (to be filed by amendment).

     (b)  Reports on Form 8-K

         A report on Form 8-K was filed by the Company on May 13, 1999 concerning (i) the letter of intent for the Reorganization; (ii) the proposed private placement; (iii) the $150,000 bridge financing; and (iv) the implementation of a reverse stock split of the Company's Common Stock.

         A report on Form 8-K was filed by the Company on June 3, 1999 concerning the terms and Reorganization described above.

         A report on Form 8-K/A was filed by the Company on August 4, 1999 for purposes of (i) describing the Company's business after the Reorganization; and
(ii) disclosing the pro forma combined financial information for the Reorganization.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         PETPLANET.COM, INC.



                                         By:  /s/ Steven E. Marder
                                              -----------------------------
                                              Steven E. Marder, President
                                              (Principal Executive Officer)


Date:  September 14, 1999