Form 10KSB
period 1999-10-31
PETPLANET COM INC
filed 2000-02-15
CIK 318523

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended October 31, 1999

                                       OR

& TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          Commission file No. 000-10576

                               PETPLANET.COM, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                  22-2298015
   ---------------------------------        ------------------------------------
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

    21 Stillman Street, Suite 600,
      San Francisco, California                            94107
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (415) 243-9000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filings pursuant to Item 405 of Regulation S-K contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X].

         State the issuer's revenues for its most recent fiscal year: $9,000.

         The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant at February 9, 2000 was approximately $18,964,825.00 upon the closing sale price of $6.25 for the Registrant's Common Stock, $.01 par value, as reported by the National Association of Securities Dealers OTC Bulletin Board on February 9, 2000.

         As of February 9, 2000 the Registrant had 9,396,177 shares of Common Stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Certain information contained in the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held February 29, 2000 is incorporated by reference into Part III hereof.

                               PETPLANET.COM, INC.

                          Annual Report on Form 10-KSB
                   For the Fiscal Year Ended October 31, 1999

                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

Item 1.   Business                                                             4
Item 2.   Properties                                                          16
Item 3.   Legal Proceedings                                                   16
Item 4.   Submission of Matters to a Vote of Security Holders                 17

                                     PART II

Item 5.   Market for the Registrant's Common Stock and Related Security
          Holder Matters                                                      17
Item 6.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           18
Item 7.   Financial Statements                                                20
Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                            20

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant                  20
Item 10.  Executive Compensation                                              20
Item 11.  Security Ownership of Certain Beneficial Owners and Management      20
Item 12.  Certain Relationships and Related Transactions                      21

                                     PART IV

Item 13.  Exhibit List and Reports on Form 8-K                                21


                              FINANCIAL STATEMENTS

          Report of Independent Auditors                                     F-2
          Balance Sheet                                                      F-3
          Statements of Operations                                           F-4
          Statements of Changes in Stockholders' Equity                      F-5
          Statements of Cash Flows                                           F-6
          Notes to Financial Statements                                      F-7

                                     PART I

ITEM 1.  BUSINESS.

General

      PETPLANET.COM, INC., a Delaware corporation ("We", the "Company" or the "Registrant"), is a leading developer, producer, and operator of the Internet-based network known as PetPlanet.com (www.petplanet.com) which is designed to cater to the needs and interests of pet owners. PetPlanet.com is an emerging global Internet network servicing the needs of a focused target audience for pet product and service providers. In addition to its consumer brand, the Company recently announced the launching of the Local Pet Business Network (the Network). The Network was established to service the needs of manufacturers, distributors and the thousands of independent retailers and service providers in the local pet community. When fully launched, the Network will provide the tools for brick and mortar retailers as well as pet-related service providers to establishment a dynamic e-commerce enabled web site powered by PetPlanet.com technology.

      The Company plans to differentiate itself from its more well-funded "Business to Consumer" competition with a unique "Business to Business to Consumer" model. With the launch of LPBN, the Company intends to capitalize on the most valuable e-commerce relationship between the local merchant/service provider and its local customer. The Company plans to provide the infrastructure and tools necessary to empower thousand of pet-related businesses to service their loyal local customer base as well as grow their existing customer base. The Company's principal business address is 21 Stillman Street, Suite 600, San Francisco, California, 94107 and its telephone number is. (415) 243-9000.

Industry Overview

      International Data Corporation has estimated that the current Internet user base of approximately 196 million people will grow to 503 million in 2003. In addition, a rapidly growing number of businesses are using the Internet to market and sell their products and streamline business operations. Forrester Research predicts that by 2002, 50% of all United States businesses will have an online presence.

      Revenues generated off of the Internet are also projected to skyrocket in the next few years. Jupiter Communications has projected Internet advertising will grow to $7.7 billion in 2002 from $1.9 billion in 1998. In addition, Business to Consumer commerce revenues are projected by Forrester to grow to $184 billion in 2004 from $20 billion in 1999. The significant growth is attributable to the advances in the speed of personal computers and modems, easier and cheaper bandwidth, and a broader range of online offerings coupled with growing consumer awareness.

The PetPlanet.com Retail Market

      The traditional pet category in the United States is a $28 billion industry in products and services and growing (estimated at $53 Billion worldwide); yet it remains fragmented with the community needs of the pet owner poorly served. Over the past five years, the pet business has evolved from one dominated by small and independent retailers to one that includes Internet retailers, nationwide superstores, medical organizations, insurance policies and magazines and television shows dedicated to pets. About 60% of U.S. households own one or more pets, with an estimated 256 million pets in the U.S. More than ever, "Pet Families" (which PetPlanet.com defines as one or more persons caring for one or more pets) need a means to aggregate information, share knowledge, develop relationships, and make well-informed, cost-effective purchases. Similarly, suppliers need an effective channel to reach an increasing diverse, growing market and local service providers need a cost effective means to retain and maximize their relationship with their loyal customer base. The PetPlanet.com consumer brand along with the Local Pet Business Network are designed to meet the needs of both consumers and retailers.

The Reorganization

      On May 13, 1999, the Company, then doing business under the name Techscience Industries, Inc. and PetPlanet.com, Inc. ("PPI"), a California corporation, and the individual holders of all of the outstanding capital stock of PPI (the "Holders") consummated a reverse acquisition (the "Reorganization") pursuant to a certain Agreement and Plan of Reorganization ("Reorganization Agreement") of such date. Pursuant to the Reorganization Agreement, the Holders tendered to the Company all issued and outstanding (10,570,000) shares of common stock of PPI in exchange for 6,754,640 shares of common stock of the Company, and therefore PPI became the wholly owed subsidiary of the Company. The Company also issued options to purchase 570,360 shares of the Company's common stock to holders of options to purchase PPI common stock. The Reorganization was accounted for as a reverse acquisition. On May 20, 1999, the Company amended its Certificate of Incorporation in order to change its name from Techscience Industries, Inc. to PetPlanet.com, Inc.

      Simultaneous with the closing of the Reorganization, all of the then officers and directors of the Company tendered their respective resignations in accordance with the terms of the Reorganization Agreement. Shareholders representing a majority of the outstanding common stock of the Company then elected Steven E. Marder and Kim Marder to serve on the Board of Directors of the Company (the "Board"). The Board subsequently appointed Steven E. Marder as the President and Chief Executive Officer of the Company.

Recent Developments

Commencement of Trading

      On or about July 28, 1999, the Company changed its stock trading symbol from "TSCID" to "EPET" and began trading its Common Stock under such symbol on the National Association of Securities Dealers' Inc. Over-the-Counter Bulletin Board.


Distribution Agreements

      On July 30, 1999 we entered into a one year e-commerce agreement with America Online Inc. a leading interactive service, under which the Company became an anchor tenant in the Pet Accessory area of the newShop@AOL, AOL.com, CompuServe and Netscape online shopping destinations. Pursuant to this agreement, the Company receives promotional impressions in areas on AOL, AOL.com and CompuServe. See exhibit 10.7 for detailed contract and terms.

      In July of 1999, we entered into an exclusive five-year relationship with American AGCO, a leading pet products distributor. We purchase the product directly from American AGCO who in turn handles all pick, pack and ship fulfillment activities for the Company. As part of the agreement, American AGCO also received a specified amount of warrants in PetPlanet.com, Inc. See exhibit
10.9 for detailed contract and terms.

      In September of 1999, the Company entered into an exclusive one-year agreement with Mapquest.com, Inc. (Mapquest) the online leader in destination information solutions. The agreement encompasses both the licensing of the Mapquest tool as well as run of site ads with PetPlanet.com serving as the exclusive pet-site partner. The Company has also incorporated its extensive database of service providers and merchants including pet shops, veterinarians, and pet hospitals in to the Mapquest tool allowing users to quickly and easily find pet-related service providers in their area of interest. See exhibit 10.8 for the contract and terms.

      In January of 2000, the Company inked an exclusive one year agreement with Online Partners (Gay.com), the leading gay and lesbian affinity portal. The combination fee and revenue share relationship will establish PetPlanet.com as Gay.com's exclusive e-commerce, advertising and programming partner in the pet channel. The relationship will allow the Company to gain access to the largest number of gay and lesbian pet parents online.

Recent Financings

      To fund our need for additional working capital, from September 1999 through January 2000 we sold certain notes and equity linked securities to members of our management and a small group of private investors in private placement transactions. Capital raised from these transactions aggregated approximately $3.0 million.

Forward Looking Statements

      When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project,"

"intend" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, operating results and financial position. Current stockholders and prospective investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are described under the headings "Business-Certain Considerations", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Financial Statements and Notes thereto.


Business Strategy and Plan of Operation

      The Company's strategy is to develop and build the premier Internet pet destination providing reliable content, dynamic community and comprehensive products and services serving the needs of the pet industry and Pet Families worldwide.

      In order to achieve its objectives, the Company will seek to expand the user base and enhance user experience with new features, services and content through the following initiatives:

      o Build our brand name and equity: We will continue to enter into online marketing and strategic relationships where we see valuable brand building opportunities. In addition, upon securing significant capital, we will launch a targeted off line marketing campaign including TV, radio and outdoor.

      o Build out the Local Pet Business Network: We are currently completing development on an exciting new web product for local pet merchants and service providers. The Local Pet Business Network is designed to provide turn-key tools and back-office infrastructure to empower pet businesses on the Internet through the hosting and servicing of e-commerce enabled web sites. The Local Pet Business Network was announced in late November of 1999 and will go live in March of 2000. We have signed up several charter retailers for the program and look to aggressively expand its offering throughout the country in the coming year.

      o Continue to expand product offerings: The Company has partnered with American AGCO, Inc. (AGCO) one of the largest independent pet distributors in the industry to provide the vast majority of product inventory for the Petplanet.com site as well supply all of the product fulfillment responsibilities. As we add product to the PetPlanet.com site, many of these same products will be available for our Local Pet Business Network partners. We currently offer several thousand products from AGCO's vast warehouse of pet-related merchandise. Over the coming year, we plan to add thousands of additional products to our online offerings as well as supplement this with higher-end specialty products not currently carried by AGCO.

      o Expand our existing content offerings: We will continue to add to our in-depth content sites in the pet space of the Internet. Our editorial team ads approximately 10 new articles to our Petplanet.com site each week. In the coming year, we will introduce several new advice experts to help pet families in caring for their pets. In addition, we will launch new community tools that will facilitate the exchanging of pet related stories and information.

      o Expand globally: We plan to expand our presence into overseas markets. The Company has targeted several opportunities in select foreign markets. We plan to leverage the tools and infrastructure supporting PetPlanet.com to aggressively pursue acquisitions and pet-related strategic partnerships in Asia and Europe.

      PetPlanet.com's business model is founded upon the concept of "community driven e-commerce". We believe that in order to build a successful e-commerce business that derives its sales from Pet Families, the experience must blend elements focused on community, content and commerce. The network will also offer elements such as its classified listings service, personalized e-mail, chat and a personalized calendar with local and national events.

Sales and Marketing

      We believe that a strong sales and marketing organization is essential to effectively sell our services and to promote PetPlanet.com. Upcoming marketing plans will include a blend of online and targeted offline advertising as well as continued sponsorship of pet-related events with local humane societies and animal shelters. The Company plans to use a combination of internal resources as well as our outside ad agency Pickett Communications to design, produce and distribute it FY 2000 campaign.

PetPlanet.com's web site

      The website offers users a variety of information and pet-related products servicing all major animal categories: Dog, Cat, Bird, Fish, Small Pets, Reptiles and Equine.

      Content: The site offers hundreds of useful and relevant articles for Pet Parents written primarily by our network of accredited freelancers and experts. Each writer brings a unique perspective drawn from their expertise in specific animal categories. The Company offers animal care advice from various experts and answers questions from users on a regular basis. We also offer an extensive list of animal shelters and rescue centers with strong support and sponsorship from the Human Society of the United States.

      The site also provides various database type products such as the classified advertising are which offers users the ability to advertise their pet-related products for sale. In addition, the Company has partnered with Heather Walters and Eileen Barish, two top pet-related travel experts, to provide an extensive directory of pet friendly hotels and other useful advise when traveling with your pet.

      Community: The site provides a variety of community tools allowing users to share information and anecdotes with others. Tools available on the site include chat, message boards, postcards and pet polls. We also launched a feature called matchmaking that allows users to find others that share a similar affinity for pets.

      Commerce: Our site superstore offers customers a strong breadth and depth of product selections across most popular pet types and product categories. The Company plans to add thousands of additional products to the site in the coming year and also incorporate an equine section for horse enthusiasts.


Operating Infrastructure

      Fulfillment and Distribution: The Company sources the vast majority of the inventory on the Petplanet.com site from its exclusive pet product distributor, American AGCO, located in St. Paul, MN operating out of a 125,000 square foot facility. Most products are part of AGCO' s current product offerings and are picked, packed, and shipped from their MN facility. Utilizing an existing pet-products distributor allows the Company the freedom to invest a much smaller percentage of its capital on infrastructure and inventory while taking advantage of AGCO's expertise in product management and fulfillment. While this model frees up resources for other essential uses, it does create less control over inventory levels and warehouse practices than we would be enjoy if the facility was wholly owned and operated by the Company.

      To-date, our volumes have been comfortably supported by American AGCO from its existing facility. When and if volume levels increase significantly, it may become more economically feasible for the Company to pursue bringing the fulfillment process in-house. We currently have no timetable as to when or if this event may occur.

      Customer Service: The Company's customer service function is operated out of the American AGCO distribution facility in Minnesota. We use a combination of internal staff and employees of American AGCO to service our customer base. The Company firmly believes that exceptional customer service is essential for our success. We anticipate expanding our customer service offerings in the coming year and increasing the number of internal employees in this area.

      Technology and Development: Outlook Technology, Inc. based in Chicago, Illinois, has been our primary developer of site tools and technology since the Petplanet.com site was launched in early 1999. Outlook also hosts our site out of their offices in Chicago and provides virtually 100% of all maintenance and support. Most site functionality has been developed with little use of licensed technology. The Company employs a modest team of in-house designers to ensure the look and feel of the site is consistent with the Company's overall message.

      The use of an external development team was deemed advantageous to more quickly develop and integrate the many community tools and features needed on the site versus hiring a team of in-house technologists. As the Company moves into its next phase of development, it will look to supplement our external development with more internal expertise.

Research and Development

      During the seven months ended October 31, 1999, the Company spent $1.6 million on product research including stock based compensation of over $200,000. Only minimal dollars were spent on product development prior to this period. Such figures include costs of outside developers and consultants. The majority of the expenditures are attributable to Outlook Technologies, our primary developer of tools and technology. During the seven month period ending October 31, 1999 period, Outlook made significant progress in designing and developing an e-commerce component to the site as well as additional community features and tools including our Travel and Adventure area and Adoption and Rescue.

Competition

      Competition in the Internet pet services market is intense. We expect competition in our market to continue to intensify as a result of increasing market size, greater visibility of the market opportunity for our services and minimal barriers to entry. Competition may also increase as a result of industry consolidation. We believe that our ability to compete depends on many factors both within and beyond our control, including the following:

      o the success of the sales and marketing efforts of us and our competitors;

      o the ease of use, performance, price and stability of the product versus our competition

      o the timing and market acceptance of new services developed by us and our competitors.

      Our PetPlanet.com brands compete directly with several significantly financed Internet sites in the Pet space including Pets.com, Petsmart.com, Petopia.com and Petstore.com. We also compete with offline companies, large Internet publishers, search engine and other portal companies, a variety of Internet advertising networks and other companies that facilitate the marketing of products and services on the Internet.

      Please see "Certain Considerations--We face significant competition, and we may not be able to compete successfully" for a more detailed description of the risks of our competition.

Proprietary Rights

      We protect our technology and proprietary rights through a combination of copyright, trade secret and trademark law. The mark PETPLANET.COM is a federally registered trademark in International Class 035 (disseminating, preparing, and placing advertising for others via on-line computer communication networks), Registration Number 2263382.

      Applications are currently pending for PETPLANET.COM in International Class 041 (providing information via on-line computer communication networks featuring animal training, 042 (providing access to an interactive computer database in the field of pets, pet stories, pet products and activities with pets) and 035 (providing retail store services available through on-line computer communication networks featuring products and services for pets and pet owners), Serial Numbers 75-129,837 and 75-129,836. An opposition to those applications has been filed and stayed pending settlement negotiations. There is a strong possibility that settlement will be reached. There is also a possibility that the opposition will be defeated and the trademark granted if the registration procedure is simply allowed to run its course. Finally, there is always the possibility that the registrations may be denied altogether for totally unforeseen reasons. Therefore, based on the unpredictable actions of the participants and the uncertainties of the trademark litigation process and despite any appearance of likely success, we cannot be certain of any potential outcome.

      We have also recently filed an application to federally register the mark PETSTROLOGY. As that mark was recently filed, we have no further information on the application at this time.

      We generally enter into confidentiality or license agreements with our employees, consultants and corporate partners, and generally control access to and distribution of our technologies, documentation and other proprietary information. Despite our efforts to protect our proprietary rights from unauthorized use or disclosure, parties may attempt to disclose, obtain or use our proprietary rights. We cannot be certain that the steps we have taken will prevent misappropriation of our proprietary rights, particularly in foreign countries where the laws or law enforcement may not protect our proprietary rights as fully as in the United States.

Government Regulation

      Regulation Concerning Privacy

      Congress has passed the Children's Online Privacy Protection Act, and the Federal Trade Commission has issued a Notice of Proposed Rulemaking regarding the adoption of regulations regarding the collection and use of personal identifying information obtained from individuals when accessing web sites, with particular emphasis on access by minors. These regulations may include requirements that companies establish certain procedures to, among other things:

      o give adequate notice to consumers regarding information collection and disclosure practices;

      o provide consumers with the ability to have personal identifying information deleted from a company's database;

      o provide consumers with access to their personal information and with the ability to rectify inaccurate information; and

      o obtain express parental consent prior to collecting and using personal identifying information obtained from children under 13 years of age.

      These regulations may also include enforcement and redress provisions. While we have a privacy policy designed to enhance the protection of the privacy of our users, there can be no assurance that these programs will conform with any regulations adopted by the FTC. Moreover, even in the absence of those regulations, the FTC has begun investigations into the privacy practices of companies that collect information on the Internet. One investigation resulted in a consent decree pursuant to which an Internet company agreed to establish programs to implement the principles noted above. We may become subject to a similar investigation, or the FTC's regulatory and enforcement efforts may adversely affect our ability to collect demographic and personal information from users, which could have an adverse effect on our ability to provide effective pet community and content provider s. Any of these developments would have a material adverse effect on our business, results of operations and financial condition.

      It is also possible that cookies, or information keyed to a specific server, file pathway or directory location that is stored on a user's hard drive, possibly without the user's knowledge, which are used to track demographic information and to target advertising, may become subject to laws limiting or prohibiting their use. A number of Internet commentators, advocates and governmental bodies in the United States and other countries have urged the passage of laws limiting or abolishing the use of cookies. Limitations on or elimination of our use of cookies could limit the effectiveness of our pet community and content provider s, which could have a material adverse effect on our business, results of operations and financial condition.

      Regulation of the Internet

      We are currently subject to federal and state laws and regulations that are applicable to specific activities on the Internet. Although there are currently few laws or regulations directly governing access to or commerce on the Internet, due to the increasing popularity and use of the Internet, a number of laws and regulations may be adopted regarding user privacy, pricing, acceptable content, taxation and quality of products and services. In addition, the government has been requested to regulate and impose fees on Internet service providers and online service providers in a manner similar to long distance telephone carriers. This regulation may place our activities under increased regulation, increase our cost of doing business, decrease the growth in Internet use or otherwise have a material adverse effect on our business. See "Certain Considerations--Laws and regulations pertaining to the Internet may adversely affect our business."

      We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity, qualifications to do business and export or import matters. The vast majority of these laws were adopted prior to the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in the laws intended to address these issues could reduce demand for our services or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

      In addition to the regulations applicable to businesses generally, we are regulated by federal, state or local governmental agencies with respect to the shipment of pet food, pet products and advise related to animal care. We currently seek to rely upon our suppliers to meet the various regulatory and other legal requirements applicable to products and services supplied by them to us. However, we are unable to verify that they have in the past, or will in the future, always do so, or that their actions are adequate or sufficient to satisfy all governmental requirements that may be applicable to these sales. We could be fined or exposed to civil or criminal liability and we could receive potential negative publicity, if these requirements have not been fully met by our suppliers or by us directly.

Employees

      The Company currently has 18 employees. The Company plans to grow aggressively as additional financing is secured. The Company intends to double in the number of employees over the next 12 months to support its growth. Management believes these resources will be necessary to execute on the business initiatives scheduled for the following months and as a result of higher business volumes

Certain Considerations

      This Form 10-KSB, other documents of the Company and statements made by members of management of the Company, in each case, may contain forward-looking statements which involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include the following:

Considerations Relating to our Business

Overall Business Risk

There can be no assurance that the Company's business activities will result in any profits in the future. The Company is currently not profitable and it is anticipated that the Company will continue to incur losses for an indeterminate period of time. The Company's future operating results will depend on many other uncertainties and related risks, including, but not limited to:

o   The overall growth rate for the pet market in which we compete;
o The level of market acceptance of, and demand for, the pet products and pet services we offer on our site;
o   The level of product and price competition we encounter in the market;
o Our ability to establish strategic marketing relationships, develop and market new and enhanced products, and control costs;
o   Our ability to build a sales force and distribution channels;
o   Our ability to develop and maintain awareness of our brands;
o   Our ability to attract, train, and retain key personnel;
o The lack of growth or decline in Internet usage or the lack of acceptance of commerce conducted via the Internet;
o A decline in the confidence of retailers in sourcing products over the Internet because of inadequate development of the necessary infrastructure or as a result of fraud, or any other cause;

o Intense competition and increasing consolidation in the pet industry creating stronger competitors and harming or eliminating the need or demand for our products and services;
o Our failure to develop or introduce new products, services and enhancements in a timely manner in response to changing market conditions, customer requirements or any other reasons;
o Market price fluctuations based on the unpredictability of the Company's quarterly operating results or any other reason;
o The development of international operations creating additional and unforeseen risks.

We may not be able to successfully address these and other unforeseen risks. Many of the aforementioned risks are set forth in more detail below.

Limited Operating History.

      We launched our site in the first quarter of 1999 with e-commerce introduced in September 1999. As such we are still in the early stages of operation. The operations of the Company are subject to all the risks inherent in an immature business enterprise, including the absence of an extensive operating history.

Accumulated Deficit and Operating Losses; Anticipated Continuing Losses.

      The Company had an accumulated deficit at October 31, 1999 of approximately $5.8 million. The Company incurred operating losses of $ $6.3 million for the seven months ended October 31, 1999 and the Company anticipates that it will incur additional losses in the foreseeable future as it implements its business strategy.

We Need Significant Additional Capital For Our Growth.

      Significant capital will be required to develop the Company's site, secure online distribution, generate brand identity and complete domestic and international acquisitions. We expect to incur significant losses in the first several years of operation as it invests heavily in acquisition of market share. Spending will concentrate primarily in building the brand through aggressive marketing, taking advantage of newer technologies to enhance the network, and building an adequate level of infrastructure to sustain the growth in the business. We will also stress the formation of strategic acquisitions. The Company will require significant additional financing and/or strategic alliances with a well-funded development partner or partners to complete its business plan. The Company has no current arrangements with respect to, or sources of, additional financing, and there can be no assurance that additional financing will be available to the Company on acceptable terms, if at all. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

We Have Not Been Profitable And May Not Become Profitable, In Which Event Our Business And Stock Price Would Be Adversely Affected.

      To date, we have not been profitable. We may never be profitable, or, if we become profitable, we may be unable to sustain profitability. We expect to continue to incur losses for the foreseeable future because we expect to continue to spend significant resources to expand our business. Although we have experienced minor revenue growth in the last quarter due to the launch of the Pet Store, that growth rate may not be sustainable or indicative of future growth and is otherwise insufficient to sustain further growth. For us to make a profit, our revenues will need to increase sufficiently to cover our costs and expenses.

Viability of Company as Going Concern.

      In event that we are unable to generate a sufficient amount of funds to meet capital and operational requirements, we may be unable to continue as a going concern.


Reliance on Third Parties

      One of our present strategies is to seek collaborative partners, mainly retailers, for the purpose of developing the Local Pet Business Network and other business-to-business collaborative relationships. Such collaborative arrangements, if entered into, may provide us with additional revenues. There can be no assurance, however, that we will be successful in attracting, developing and maintaining relationships with these third parties at a level or to a degree sufficient to create revenue or make the relationships at all profitable for the Company.

Our Quarterly Operating Results May Fluctuate, Which May Cause The Price Of Our Common Stock To Decrease.

      We expect our operating results to vary significantly from quarter to quarter due to many factors discussed herein and many unforeseen factors, some or all of which are beyond our control. It is possible that in future periods our results of operations will be below the expectations of public market analysts and investors. In this event, the price of our common stock would likely decrease. You should not rely on quarter-to-quarter comparisons of our results of operations as an indication of future performance.

The rapidly evolving market in which we operate and potential seasonal fluctuations in pet community spending, in particular, and Internet use, in general, make it difficult to forecast our revenues accurately. Our operating expenses are based on our expectations of future revenues and are relatively fixed in the short term. Accordingly, we may not be able to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. If we have a shortfall in revenues in relation to our expenses, or if our expenses precede expected revenues, then our results of operations and financial condition would be materially adversely affected.

If We Are Unable To Attract Visitors To Petplanet.Com, Our Business, Results Of Operations And Financial Condition Would Be Materially Adversely Affected.

Our future success depends upon our ability to continue to attract and retain visitors interested in the community and content we offer. Although it is unlikely that our visitors will lose interest in their pets, it is possible that other avenues of expression of that interest will become available to businesses and consumers in our target market.


If We Are Unsuccessful In Broadening Our Product Offerings, Our Revenue Growth Will Be Limited.

To date, substantially all of our revenues have been derived from sales at our Pet Store. Our growth is largely dependent upon our ability to leverage this expertise to become a full-service Internet pet community and content provider and significantly expand our revenue resources. In the event that we are unable to successfully implement our growth strategy and to avail the company of existing and potential revenue sources, our business, results of operations and financial condition would be materially adversely affected.

We Face Significant Competition, And We May Not Be Able To Compete Successfully.

      The market for Internet pet community and content services is intensely competitive. We expect competition in our market to continue to intensify as a result of increasing market size, greater visibility of the market opportunity for Internet pet community and content services and minimal barriers to entry. Industry consolidation may also increase competition. We compete with many types of companies, including both online and offline pet industry companies, large Internet publishers, and search engine and other Internet portal companies. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger client bases and significantly greater financial, technical and marketing resources than we do. This may allow them to compete more effectively and be more responsive to industry and technological change than us. In addition, no assurances can be given that competition from a new source or entity could not choose to enter this industry. Such entry could have a substantial impact on the future success and viability of the Corporation. In addition, no assurances can be given that competition from a new source or entity could not choose to enter this industry. Such entry could have a substantial impact on the future success and viability of the Corporation. In either case, we may not be able to compete successfully and competitive pressures may reduce our revenues and result in increased losses or reduced profits.

Volatility of Share Price.

      Although we intend to apply for listing on the NASDAQ National Market or Small Cap Market once we raise additional equity capital, if the common stock is listed, there can be no assurance as to the ability of any market to sustain the offering price. Furthermore, the trading price of the common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variation in our quarterly operation results, announcement of technological innovations, or new services or our competitors, changes in financial estimates by securities analysts, conditions or trends in the Internet and online commerce industries, changes in the market valuations of other Internet or online service companies, announcements by us our competitors of significant acquisitions, strategic relationships, joint ventures or capital commitments, additions or departures of key personnel, sales of common stock or other securities in the open market and other events or factors, many of which are beyond our control. Further, the stock markets in general, and the NASDAQ National Market and the market for Internet-related companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. The trading prices of many technology companies' stocks are at or near historical highs and reflect valuations substantially above historic levels. There can be no assurance that these trading prices and valuations will be sustained. These broad market and industry factors may materially and adversely affect the market price of our stock, regardless of our operating performance. Market fluctuations, as well as general political and economic conditions such as recession or interest rate or currency rate fluctuations, may also adversely affect the market price of a company's securities. Securities class-action litigation has often been instituted against companies as a result of such market fluctuations. Such litigation, if instituted, could result in substantial costs and a diversion of management's attention to and resources, which would have a material adverse effect on our business, results of operations and financial condition.

Our Brand May Not Achieve The Recognition Necessary To Increase Our Membership Base And Attract Clients And Partners.

To be successful, we must continue to build our brand identity. We believe that the importance of brand recognition will increase as more companies enter our market. We may not be successful in our marketing efforts or in increasing our brand awareness.


Our Failure To Manage Our Growth Effectively Could Adversely Affect Our
Business.

In order to be successful in implementation of our business plan, we must grow significantly. Our anticipated future growth will likely place a significant strain on our management resources and systems. To manage our growth effectively, we will need to continue to improve our operational, financial and managerial controls and reporting systems and procedures, and we will need to continue to expand, train and manage our workforce. If we do not manage our growth effectively, our business, results of operations and financial condition would be materially adversely affected.

Our Business May Suffer If We Are Unable To Retain Key Personnel.

      The success of the Company is substantially dependent on the efforts and abilities of its founder, Chairman and Chief Executive Officer, Steven E. Marder, its co-founder, Executive Vice President of Marketing, Kim Marder, Vice President of Operations, Jeff Harris, Vice President of Online Development, Phil Schein, Vice President of Advertising and Promotion, Rick Ferber and Vice President of Product Management, Mark Brown. Many of our executive officers have only been employed by us for a short time. Decisions concerning the Company's business and its management are and will continue to be made or significantly influenced by these individuals. We do not currently have "key person" life insurance policies on any of our employees. Competition for senior management is intense, and we may not be successful in attracting and retaining key personnel. Were any of these people to leave the employ of the Company, the loss or interruption of their continued services would have a materially adverse effect on the Company's business operations and prospects.

The Inability To Protect Our Intellectual Property Rights, And Any Infringement On The Intellectual Property Rights Of Others, Could Adversely Affect Our Business And Financial Condition.

Third parties may infringe or misappropriate our patents, trademarks or other intellectual property rights, which could have a material adverse effect on our business, results of operations or financial condition. The actions we take to protect our trademarks and other proprietary rights may not be adequate. In addition, the validity, enforceability and scope of protection of proprietary rights in Internet-related industries are uncertain and still evolving.

There is currently an opposition pending to the federal registration of the trademark "PETPLANET.COM," although the parties have reached a tentative settlement agreement. See "PROPRIETARY RIGHTS." Such litigation, whether successful or unsuccessful, could result in substantial costs, diversions of resources, either of which could have a material adverse effect on the Company's business, financial condition, and operating results.

Third parties may assert infringement claims against us. Any claims and any result litigation, should they occur, could subject us to significant liability for damages. In addition, even if we prevail, litigation could be time-consuming and expensive to defend, and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into contractual arrangements with the third parties making these claims, which arrangements may not be available on commercially reasonable terms.

Management of Potential Growth.

      Our ability to manage our future growth, if any, will require us to continue to implement and improve our operations, financial and management information systems and control, hire and train new employees, including management, marketing and technical personnel, and also to motivate and manage new employees and to integrate them into our overall operations and culture. There can be assurance that we will be able to perform such actions successfully. Our failure to manage growth effectively will have a material adverse effect on our operations and our ability to execute our business strategy.

Any Acquisitions That We Make May Not Be Successful.

      We have no experience in making acquisitions. If we make an acquisition, we could have difficulty in assimilating the acquired company's personnel and operations. In addition, the key personnel of the acquired business may not continue to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. In addition, effecting acquisitions could require use of a significant portion of our available cash or force us to incur additional debt. Alternatively, we may have to issue equity or equity-linked securities to pay for future acquisitions and any of these issuances could be dilutive to existing and future stockholders. Any indebtedness incurred to pay for acquisitions may contain covenants that limit our operations or our ability to pay dividends.

We Are Controlled By Our Current Stockholders, Officers and Directors.

      Management and affiliates of the Company currently beneficially own (including shares they have the right to acquire whether or not currently vested) approximately sixy-nine percent (69%) of the outstanding Common Stock. These persons are and will continue to be able to exercise control over the election of the Company's directors and the appointment of officers, increase the authorized capital, dissolve, merge or engage the Company in other fundamental corporate transactions. Messrs. Steven Marder, Kim Marder and Jeff Harris all have standard change of control provisions in the employment agreements whereby all options held under the Company's 1999 Stock Option Plan shall become immediately vested upon a the closing date of the applicable transaction constituting a change in control. Such provisions may have the effect of discouraging, delaying or preventing a change in control of the Company.

There Is A Limited Public Market For Our Common Stock.

      There has been a limited public market for the Common Stock. Although the Common Stock has been approved for inclusion on the OTC Bulletin Board, it has been thinly traded, and there can be no assurance that a more fluid trading market for the securities will develop or that, if developed, it will be sustained. The OTC Bulletin Board is an unorganized, inter-dealer, over-the-counter market which provides significantly less liquidity than the NASDAQ Stock Market, and quotes for stocks included on the OTC Bulletin Board are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Bulletin Board may be difficult to obtain and purchasers of the Common Stock may have difficulty reselling shares. See "Possible Adverse Effect of "Penny Stock" Rules in Liquidity for the Company's Securities."

Outstanding Options And Warrants May Dilute Ownership.

      The Company has reserved up to 3,000,000 shares of its Common Stock for issuance upon exercise of stock options and warrants. Of the reserved shares, options to purchase a total of 2,709,300 shares have been issued, of which approximately twenty percent (20%) are vested, at a weighted average exercise price of $0.39.

      Exercise of these registration rights could involve a substantial expense to the Company and could prove a hindrance to future financings. Exercise of the outstanding warrants and stock options, and those which may be granted under the Stock Option Plan (collectively, the "Convertible Securities"), will reduce the percentage of Common Stock held by the public stockholders. Further, the terms on which the Company could obtain additional capital during the life of the Convertible Securities may be adversely affected, and it should be expected that the holders of the Convertible Securities would exercise them at a time when the Company would be able to obtain equity capital on terms more favorable than those provided for by such Convertible Securities.

      A number of holders of convertible notes and warrants to purchase stock have piggy-back registration rights compelling the Company to include their restricted shares in any underwritten public offering of restricted shares of the Company's common stock. A limited number of those holders have demand registration rights as part of their convertible notes and warrants to purchase stock providing those holder the option to force the Company to make such a filing within a six (6) month period or upon a public offering, whichever event occurs first.

Possible Resales Of Common Stock Under Rule 144 May Adversely Affect The Market Price.

      Of the 9,396,177 shares of Common Stock held by the Company's present stockholders, only 1,600,000 are unrestricted shares, trading on the Over-the-Counter Bulletin Board market. The remainder of the 9,396,177 shares of Common Stock have not been registered under the Securities Act of 1933, as amended (the "Act"), were issued in a private placement and are subject to a restrictive legend. Under certain circumstances, the unregistered shares may be available for public sale by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Act, subject to certain limitations.

"Penny Stock" Rules May Adversely Affect Liquidity for the Company's Securities.

      Commission regulations define a "penny stock" to be any equity security that is not traded on a national securities exchange or NASDAQ and that has a market price (as therein defined) of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require delivery prior to any transaction in a penny stock, of a disclosure schedule prepared in accordance with Commission rules relating to the penny stock market. Disclosure is also required to be made about commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

      If the Company's Common Stock trades on the OTC Bulletin Board at less than $5.00 per share, the Company's securities may become subject to Rule 15g-9 under the Exchange Act that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally, such investors have assets in excess of $1,000,000 or an individual annual income exceeding $200,000, or, together with the investor's spouse, a joint income of $300,000). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require, among other things, the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market and the risks associated therewith. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, such rule may adversely affect the ability of broker-dealers to sell the Company's securities and may adversely affect the ability of purchasers in this offering to sell in the secondary market any of the securities acquired hereby. There can be no assurance that the Company's securities will continue to qualify for exemption from these restrictions. In such event, the regulations on penny stocks could limit the ability of broker-dealers to sell the Company's securities and thus the ability of purchasers of the Company's securities to sell their securities in the secondary market.

Limitation on Directors' Liabilities under Delaware Law.

      Pursuant to the Company's Certificate of Incorporation and under Delaware law, directors of the Company are not liable to the Company or its stockholders for monetary damages for breach of fiduciary duty, except for liability in connection with a breach of duty of loyalty, for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, for dividend payments or stock repurchases illegal under Delaware law or any transaction in which a director has derived an improper personal benefit.

Indemnification of Directors under Delaware Law.

      Pursuant to both the Company's Certificate of Incorporation and Delaware law, the Company's officers and directors are indemnified by the Company for monetary damages for breach of fiduciary duty, except for liability which arises in connection with (i) a breach of duty or loyalty, (ii) acts or omissions not made in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for dividend payments or stock repurchases illegal under Delaware law, or (iv) any transaction in which the officer or director derived an improper personal benefit. The Company's Certificate of Incorporation does not have any effect on the availability of equitable remedies (such as an injunction or rescissions) for breach of fiduciary duty. However, as a practical matter, equitable remedies may not be available in particular circumstances

Considerations Relating to the Internet

      In addition to business specific considerations, various risks to our business exist because we are Internet based. These risks include, but are not limited to the following:

      o  our growth will depend on the growth of Internet usage;

      o  we may be unable to respond to technological change effectively;

      o the failure of our computer or communications systems may adversely affect our business;

      o  we depend on the continued viability of the Internet infrastructure;
         and

      o laws and regulations pertaining to the Internet may adversely affect our business.



ITEM 2.  PROPERTIES

      The Company's executive offices are located at 21 Stillman Street, Suite 600, San Francisco, California. The facility, constituting approximately 2,000 square feet and is occupied under a lease expiring May of 2000, providing for monthly rent payments of under $4,000. The Company also operates a satellite office in New York City at 26 Broadway in Manhattan. The office is approximately 1,500 square feet and occupied under a 3-year lease expiring in 2002, providing escalating monthly payments over the three-year period. First year monthly are slightly under $3,000. Upon securing additional funding, the Company anticipates moving to larger space in the San Francisco area in the coming year to accommodate growth in staff.

ITEM 3.  LEGAL PROCEEDINGS

      We currently have trademark applications pending for PETPLANET.COM in International Class 041 (providing information via on-line computer communication networks featuring animal training), 042 (providing access to an interactive computer database in the field of pets, pet stories, pet products and activities with pets) and 035 (providing retail store services available through on-line computer communication networks featuring products and services for pets and pet owners), Serial Numbers 75-129,837 and 75-129,836. An opposition to those applications has been filed and stayed pending settlement negotiations with the opposer. There is a strong possibility that settlement will be reached. There is also a possibility that the opposition will be defeated (as a result of the recently filed motion to dismiss or otherwise) and the trademark granted if the registration procedure is simply allowed to run its course. Finally, there is always the possibility that the registration may be denied altogether for totally unforeseen reasons. Therefore, based on the unpredictable actions of the participants and the uncertainties of the trademark litigation process and despite any appearance of likely success, we cannot be certain of any potential outcome.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year covered by this report, no matters were submitted to a vote of security holders, though the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED
         SECURITYHOLDER MATTERS

         (a) Market Information. Since July 1999 the Company's Common Stock has traded in the over-the-counter market on the National Association of Securities Dealers, Inc. OTC Bulletin Board System ("OTCBB") under the symbol "EPET". The following table sets forth the range of high and low closing bid quotations of the Common Stock as reported by the OTCBB for each fiscal quarter for the past two fiscal years or such shorter period that there has been a public trading market. High and low bid quotations represent prices between dealers without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

      FISCAL QUARTER                                                Bid Prices
                                                                    ----------
                                                                   High    Low
                                                                   ----    ---

      FISCAL 1999

      Third Quarter (July 27, 1999 through July 31, 1999)          7.75    6.50

      Fourth Quarter (August 1, 1999 through October 31, 1999)     8.19    4.00

      FISCAL  2000

      First Quarter (November 1, 1999 through January 31, 2000)    6.69    3.94


      The closing bid price of the Company's Common Stock as reported by the OTCBB was $6.25 on February 9, 2000.

      (b) Holders. As of the close of business on January 31, 2000, there were approximately 531 record holders of our Common Stock.

      (c) Dividends. The Company has never declared or paid a dividend on its Common Stock, and management expects that all or a substantial portion of the Company's future earnings will be retained for expansion or development of the Company's business. The decision to pay dividends, if any, in the future is within the discretion of the Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and other relevant factors such as contractual obligations. Management does not anticipate that the Company will pay dividends on the Common Stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and the related Notes contained elsewhere in this filing.

General

         PetPlanet.com is a leading online retailer of pet products, integrating high quality products with a wealth of useful pet-related information for Pet Parents geared to enrich the experience of both the pet and their parents. To that end, the site contains hundreds of useful articles on caring for your pet as well as thousands of products at reasonable prices that can be ordered online through the site. In addition, the Company has established the Local Pet Business Network to help local pet retailers and service providers to utilize the power of the web to supplement their existing brick and mortar based businesses.

         PetPlanet.com, a California corporation that was a party to the Reorganization, and the predecessor to the "the Company" was founded in October of1996 and started its initial shipment of product in September of 1999. As a result, the Company has had a history of recurring losses from operations, giving rise to an accumulated deficit at October 31, 1999 of approximately $6.3 million. The future growth and profitability of the Company will be principally dependent upon its ability to successfully implement its growth strategy and obtain additional financing.

         All of our orders are fulfilled from our distribution partner American AGCO and billed to a customer supplied credit card. Generally, we collect cash from credit cards in two to five days from the date ordered. If a customer is not happy with a product, we will offer them to return the product within 30 days for a refund. To -date, our refunds have been minimal.

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

         Net Sales. Net sales consist of product sales and charges to customers for outbound shipping and handling and are net of allowance for product returns, and certain promotional discounts. The Company recognizes product and shipping revenues when the product is shipped.

         Cost of Sales and Gross Margin. Cost of sales consists primarily of the costs of products sold to customers and outbound and inbound shipping costs. We expect cost of sales to increase in absolute dollars to the extent that our sales volume increases. The Company may continue to expand it existing promotional offerings which could impact margins negatively in the future.

         Marketing and Sales Expenses. Marketing and sales expenses consist primarily of advertising and promotional expenditures, supplies, payroll and development costs. We intend to continue to pursue an aggressive branding and marketing campaign and therefore expect marketing and sales to increase to the extend our sales volume increases and our funding permits. We intend to continue expanding our current online marketing program in addition to adding a limited offline marketing plan. Marketing and sales expenses may also vary considerably as a percentage of net revenue from quarter to quarter depending on the timing of our advertising campaign.

         Product Development Expenses. Product development expenses consist primarily of costs for outside developers and consultants for our web site development including the pet store. Over the coming year, the Company plans to increase the absolute dollar spending on product development while moving more of the costs to internal resources versus third party developers. We believe that continued investment in product development is critical to attaining our strategic objectives. However, these charges will fluctuate quarter to quarter based on the timing of the initiatives.

         General and Administrative Expenses. General and administrative expenses consist of payroll and related expenses for administration of all back office personal including sales and marketing, internal development, operations, finance, and executive related staff. We expect general and administrative costs to increase in absolute dollars as we expand the staff and incur additional costs related to the anticipated growth of the Company.

         Amortization of Stock-based Compensation. We have recorded total stock-based compensation of 1.8 million for the period from April 1, 1999 to October 31, 1999 in connection with stock options granted to employees, consultants and others. The stock-based compensation amounts represent the difference between the exercise price of stock option grants and the deemed fair value of our common stock at the time of such grants. In the case of restricted stock grants, the stock-based compensation represents the difference between the purchase price of the restricted stock and the deemed fair value of our common stock on the date of purchase. Such amounts are amortized as an expense over the vesting periods of the applicable agreements, resulting in amortization of stock-based compensation totaling 497,000 for the period from April, 1999 to October 31, 1999. The amortization expense relates to options awarded to employees in all operating expense categories. Stock-based compensation for stock options and restricted stock issued through October 31, 1999 that will be subsequently recognized as expense for each of the next four years is estimated to be as follows:

                  YEAR                            AMOUNT
                                                  (000's)
                  2000                            1,191
                  2001                            1,162
                  2002                            1,162
                  2003                            1,162
                  2004                              114

The amount of stock compensation expense to be recorded in future periods could decrease if options for which accrued but unvested compensation has been recorded are forfeited.

         Income Taxes. There was no provision or benefit for income taxes for any period since inception due to our operating losses. As of October 31, 1999, we had 3,650,000 million of net operating loss carryforwards for federal income tax purposes, which expire beginning in 2019. We have not recognized any benefit from the future use of loss carryforwards for these periods or for any other period since inception because of uncertainty surrounding their realization.

Results of Operations

         The Company was initially launched in the first half of 1999 and started selling products on the site in September. We therefore have a limited operating history on which to evaluate the business. Much of the success of the business will be depend upon the Company's ability to execute on its business strategies going forward which are outlined in Item 1 of this document.

Fiscal Year 1999 Compared to Fiscal Year 1998

         The Company started actively developing and marketing its website business in fiscal year 1999. As such, comparisons from the prior fiscal year are not considered meaningful.

Liquidity and Capital Resources

         From its inception, the Company's principal sources of capital have been provided by operations, private placements of its securities, as well as loans and capital contributions from the Company's principal stockholders. At October 31, 1999 the Company had a working capital deficit of approximately $(2.9 million) as compared to a working capital deficit of $(87,000) at March 31, 1999 representing a net decrease in working capital of approximately $2.9 million.

         Trademark Application - We currently have trademark applications pending for our name "PetPlanet.com". An opposition to those applications has been filed and stayed pending settlement negotiations with the opposer. Management believes there is a strong possibility that settlement will be reached which we allow the Company to continue using our existing name. There is also a possibility that the opposition will be defeated (as a result of the recently filed motion to dismiss or otherwise) and the trademark granted if the registration procedure is simply allowed to run its course. Finally, there is always the possibility that the registration may be denied altogether for totally unforeseen reasons. Therefore, based on the unpredictable actions of the participants and the uncertainties of the trademark litigation process and despite any appearance of likely success, we cannot be certain of any potential outcome.

         The Company believes that its current cash levels together with revenues from operations, will be sufficient to satisfy its cash requirements for the next two months and has substantial doubt about its ability to continue operations beyond such period without obtaining additional financing and/or consummating a strategic alliance with a well-funded business partner. No assurance can be given that future unforeseen events will not adversely affect the Company's ability to continue operations or to successfully obtain additional financing, which may not be available on terms acceptable to the Company, if at all.

Inflation

         The Company does not believe that inflation has had a material effect on its results of operations during the past three fiscal years. There can be no assurance that the Company's business will not be affected by inflation in the future.

New Accounting Pronouncements

         See Note 1 to the Financial Statements for a discussion of New Accounting Pronouncements affecting the Company.

ITEM 7.  FINANCIAL STATEMENTS

         The response to this item is included as a separate section of this report commencing on page F-1.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         See the information under the caption "Election of Directors" contained in the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on February 29, 2000, which information is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

         See the information under the caption "Executive Compensation" contained in the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on February 29, 2000, which information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         See the information under the caption "Security Ownership of Management and Certain Beneficial

Owners" contained in the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on February 29, 2000, which information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See the information under the caption "Certain Transactions" contained in the Proxy Statement for the Annual Meeting of Stockholders of the Registrant to be held on February 29, 2000, which information is incorporated herein by reference.


                                     PART IV

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         List of Exhibits

         The exhibits that are filed with this report or that are incorporated herein by reference are set forth in the Exhibit Index appearing on page E-1 hereof.

         (b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the last quarter of fiscal 1999

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PETPLANET.COM, INC.


Date:  February 12, 2000                    By: /s/  Steven E. Marder
                                                -----------------------------
                                                     Steven E. Marder, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


MUST BE SIGNED BY EACH MEMBER OF THE BOARD AND ITS PRINCIPAL EXEC OFFICER, ITS CONTROLLER OR PRINCIPAL ACCOUNTING OFFICER IF ANY AND ITS PRINCIPAL FINANCIAL OFFICER



   Signatures                         Title                          Date

/s/ Steven E. Marder         Chairman, President and           February 12, 2000
------------------------       Chief Executive Officer
Steven E. Marder             (Principal Executive Officer)


/s/ Jeffrey P. Harris        Chief Financial Officer           February 12, 2000
------------------------       (Principal Financial Officer)
Jeffrey P. Harris


/s/ Kim Marder               Executive Vice President of       February 12, 2000
------------------------     Marketing and Director
Kim Marder


/s/ Raymond J. Skiptunis     Director                          February 12, 2000
------------------------
Raymond J. Skiptunis

                   Incorporated Documents                            SEC Exhibit Reference
                   ----------------------                            ---------------------
 2.1         Agreement of Reorganization dated May 12,     As filed with the Registrant's Current Report on
             1999                                          Form 8-K on June 3, 1999, File No. 000-10576

 3.1         Certificate of Incorporation of the           As filed with the Registrant's Form 8-K, on May
             Registrant, as amended                        13, 1999, File No. 2-68701

             Filed herewith

 3.2         Bylaws of the Registrant

 4.1         Standard Form #1 of Convertible Note and
             Warrant used for private financing

 4.2         Standard Form #2 of Convertible Note and
             Warrant used for private financing

 4.3 Standard Form Subscription Agreement used for private financing

 4.4         Standard Form Warrant

10.1         Form Employment Agreement

10.2         Shopping Channel Promotional Agreement with
             American Online, Inc., dated June 28, 1999

10.3 License Agreement with MapQuest.com, Inc., dated August 17, 1999

10.4         Exclusive Distribution and Fulfillment
             Agreement with American AGCO, Inc., dated
             September 10, 1999

10.5         Representation Agreement with Adsmart
             Network, dated December 14, 1999

10.6         Registrant's 1999 Stock Option Plan

10.7         Form of Option Agreement under the 1999
             Stock Option Plan

11.1         Computation of earnings per share

27.1         Financial Data Schedule for fiscal year
             ended October 31, 1999

                               PETPLANET.COM, INC.
                          (A Development Stage Company)

                                FINANCIAL REPORT
                                OCTOBER 31, 1999

                               PETPLANET.COM, INC.
                          (A Development Stage Company)


                          INDEX TO FINANCIAL STATEMENTS





                                                                                                    Page 2
                                                                                                    ------
Independent Auditors' Report                                                                           F-2

Financial Statements:

   Balance Sheets at October 31, 1999 and March 31, 1999                                               F-3

   Statements of Operations for the seven months ended October 31, 1999 and for years ended March 31, 1999 and 1998 and for the period October 3, 1996,
     (Date of Inception), to October 31, 1999
                                                                                                       F-4

   Statements of Changes in Stockholders' Equity (Deficiency) for the periods from  October 3,
     1996, (Date of Inception) to October 31, 1999                                                     F-5

   Statements of Cash Flows for the seven months ended October 31, 1999 and for years ended March 31, 1999 and 1998 and for the period October 3, 1996,
     (Date of Inception), to October 31, 1999
                                                                                                       F-6

Notes to Financial Statements                                                                          F-7 to 17



                              PETPLANET.COM, INC.
                         (A Development Stage Company)



                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
 Petplanet.com, Inc.
(A Development Stage Company)

We have audited the balance sheets of PetPlanet.com, Inc., a California Corporation (A Development Stage Company) as of October 31, 1999 and March 31, 1999 and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the seven months ended October 31, 1999, the years ended March 31, 1999 and 1998 and the period October 3, 1996, (Date of Inception) to October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PetPlanet.com, Inc. at October 31, 1999 and March 31, 1999, and the results of its operations and its cash flows for the seven months ended October 31, 1999, the years ended March 31, 1999 and 1998 and the period October 3, 1996 (Date of Inception) through October 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the financial statements, the Company is a development stage company, has suffered recurring losses from operations and needs significant additional financing to continue the development of its product. Resulting operating losses and negative cash flows from operations are likely to occur until, if ever, profitability can be achieved through successful marketing of its newly developed media. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in
Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                             WISS & COMPANY, LLP

Livington, New Jersey
February 8, 2000




                See accompanying notes to financial statements.

                               PETPLANET.COM, INC.
                          (A Development Stage Company)

                 See accompanying notes to financial statements.


                                 BALANCE SHEETS
                                   (In 000's)

                                                                                               October 31,         March 31,
                                                                                                   1999               1999
                                                                                               -----------         ----------
    CURRENT ASSETS -
         Cash                                                                                     $       -          $     105
          Accounts Receivable                                                                             1                  -
          Inventory                                                                                       3                  -
          Prepaid Expenses                                                                                -                  -
                                                                                                  ---------          ---------
                Total Current Assets                                                                      4                105

    PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION OF
      $17,000 AT OCTOBER 31, 1999 AND $1,000 AT MARCH 31, 1999                                          179                  5

    Other Assets                                                                                         17                  -
                                                                                                   --------          ---------

    TOTAL ASSETS                                                                                  $     200          $     110
                                                                                                  =========          =========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
    CURRENT LIABILITIES:
         Accrued Liabilities                                                                      $   1,853          $      23
         Loans/Notes Payable                                                                          1,032                174
         Current portion of Capital Lease Liability                                                      17                  -
                                                                                                  ---------          ---------
             Total Current Liabilities                                                               $2,902               $197

    NONCURRENT LIABILITIES -
         Loans/Notes Payable - Long Term                                                                  -                 53
         Capital Lease Liability                                                                         31                  -
                                                                                                  ---------          ---------
    TOTAL LIABILITIES                                                                                 2,933                250

    COMMITMENTS & CONTINGENCY

    STOCKHOLDERS' EQUITY (DEFICIENCY):
         Preferred stock, no par:
             Authorized -2,000,000 shares at October 31, 1999 - 2,000,00 shares at March 31, 1999
             Issued and outstanding - -0- shares Common stock, no par, $.01 par value:
             Authorized - 20,000,000 shares
             Issued and outstanding - 9,104,000 at October 31, 1999,
                 6,550,000 at March 31, 1999                                                             91                 66
         Additional paid-in capital                                                                   3,628                382
         Deficit Accumulated During Development Stage                                                (6,303)              (473)
         Loans Receivable - Option Exercise                                                             (64)                 -
         Deferred Consulting Fees                                                                       (85)              (115)
                                                                                                   --------           --------
                      Total Stockholders' Equity (Deficiency)                                        (2,733)              (140)
                                                                                                   --------           --------

    TOTAL LIABILITIES & STOCKHOLDERS EQUITY (DEFICIENCY)                                           $    200            $   110
                                                                                                   ========            =======

                See accompanying notes to financial statements.

                            STATEMENTS OF OPERATIONS
                                   (in 000's)


                                                                                                                October 3,
                                               Seven Months                                                   1996 (Date of
                                                  Ended             Year Ended           Year Ended            Inception) to
                                                October 31,          March 31,            March 31,            October 31,
                                                    1999                1999                 1998                  1999
                                               --------------      --------------       --------------          -----------

OPERATING REVENUES                                  $        9           $      -            $       -           $        9

COST OF GOODS                                               12                  -                    -                   12
                                                    ----------     --------------       --------------           ----------

GROSS LOSS                                                  (3)                  -                   -                   (3)

COSTS AND EXPENSES:
    Product Development                                  1,553                  11                   -                1,564
    Sales and Marketing                                  1,235                   -                   -                1,235
    General and Administrative                           1,176                 284                  144               1,628
    Depreciation/Amortization                               16                   1                    -                  17
    Interest                                             1,847                   7                    2               1,856
                                                    ----------           ---------            ---------          ----------
                                                         5,827                 303                  146               6,300
                                                    ----------           ---------            ---------          ----------

NET LOSS                                            $   (5,830)          $    (303)           $    (146)         $   (6,308)
                                                    ==========           ==========           ==========         ==========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                   8,739               6,425                1,278               4,360
                                                    ==========           =========            =========          ==========

BASIC AND DILUTED LOSS PER COMMON SHARE             $     (.67)          $    (.05)           $    (.11)         $    (1.45)
                                                    ==========           =========            ==========         ===========

                See accompanying notes to financial statements.

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (In 000's)



                                                                         Common Stock            Additional     Deficit Accumulated
                                                                                  No Par $.01      Paid-in      During Development
                                                                     Shares      Stated Value      Capital             Stage
                                                                   ----------    ------------   -------------    ----------------

OCTOBER 3, 1996 (DATE OF INCEPTION) TO MARCH 31, 1997
     Common stock issued in October 1996                               1,278      $     13      $       -           $      -
     Stockholder services contributed                                      -             -             12                  -
     Net loss                                                              -             -              -                (24)
                                                                   ---------     ----------     ----------         ----------
                                                                                                        -

BALANCE, MARCH 31, 1997                                                1,278            13             12                (24)

YEAR ENDED MARCH 31, 1998 -
     Stockholder services contributed                                   -                -            100                  -
     Net loss                                                           -                -              -               (146)
                                                                   ---------     ----------     ----------         ----------

BALANCE, MARCH 31, 1998                                                1,278            13            112               (170)

YEAR ENDED MARCH 31, 1999 -
     Common stock issued in April 1998                                 5,112            51            (47)                 -
     Stockholder services contributed                                    -               -            100                  -
     Common stock issued for services in January 1999                    160             2            115                  -
     Options issued for services                                         -               -            102                  -
     Net loss                                                            -               -              -               (303)
                                                                   ---------     ----------     ----------         ----------

BALANCE, MARCH 31, 1999                                                6,550     $      66      $     382         $     (473)
                                                                   =========     ==========     ==========        ===========

PERIOD ENDED October 31, 1999
     Effect of merger as described in Note 8 along with                2,250             22           961                  -
        underlying equity financing in May 1999
     Conversion of bridge financing into equity in May 1999              100              1            49                  -
     Exercise of options by employee in May 1999 at $.29 per             204              2            62                  -
        share
Issuance of Company options for:
     Interest                                                            -                -         1,763                  -
     Consulting Services                                                 -                -           287                  -
     Vendors                                                             -                -            53                  -
Discount on issuance of convertible debt                                 -                -            71                  -
Net Loss for period                                                      -                -             -             (5,830)
                                                                   ---------     ----------     ----------         ----------

BALANCE OCTOBER 31, 1999                                               9,104     $       91     $   3,628          $  (6,303)
                                                                   =========     ==========     ==========         ==========

[RESTUBBED TABLE]


                                                                                 Deferred       Stockholders'
                                                                    Note        Consulting         Equity
                                                                                   Fees         (Deficiency)
                                                                 -----------  --------------   -------------

OCTOBER 3, 1996 (DATE OF INCEPTION) TO MARCH 31, 1997
     Common stock issued in October 1996                         $      -     $      -            13
     Stockholder services contributed                                   -            -            12
     Net loss                                                           -            -           (24)
                                                                 --------     --------     ---------


BALANCE, MARCH 31, 1997                                                 -            -             1

YEAR ENDED MARCH 31, 1998 -
     Stockholder services contributed                                   -            -           100
     Net loss                                                           -            -          (146)
                                                                 --------     --------     ---------

BALANCE, MARCH 31, 1998                                                 -            -           (45)

YEAR ENDED MARCH 31, 1999 -
     Common stock issued in April 1998                                  -            -             4
     Stockholder services contributed                                   -            -           100
     Common stock issued for services in January 1999                   -         (115)            2
     Options issued for services                                        -            -           102
     Net loss                                                           -            -          (303)
                                                                 --------     --------     ---------

BALANCE, MARCH 31, 1999                                          $      -     $   (115)    $    (140)
                                                                 ========     ========     =========

PERIOD ENDED October 31, 1999
     Effect of merger as described in Note 8 along with                 -            -           983
underlying equity financing in May 1999
     Conversion of bridge financing into equity in May 1999             -            -            50
     Exercise of options by employee in May 1999 at $.29 per         (64)            -             -
share
Issuance of Company options for:
     Interest                                                           -            -         1,763
     Consulting Services                                                -            -           287
     Vendors                                                            -            -            53
Discount on issuance of convertible debt                                -            -            71
Net Loss for period                                                     -           30        (5,800)
                                                                 --------     --------     ---------

BALANCE OCTOBER 31, 1999                                         $    (64)    $    (85)    $  (2,733)
                                                                 ========     ========     =========








                 See accompanying notes to financial statements.

                            STATEMENTS OF CASH FLOWS
                                   (In 000's)

                                                                                                                        October 3,
                                                           Seven Months                                                1996 (Date of
                                                               Ended           Year Ended         Year Ended           Inception) to
                                                            October 31,         March 31,          March 31,            October 31,
                                                                1999               1999              1998                  1999
                                                           -------------      -------------     --------------          -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     $   (5,830)        $     (303)        $     (146)       $    (6,303)
   Adjustments to reconcile net income (loss) to net
     cash flows from operating activities:
       Depreciation                                                     16                  1                  -                 17
       Deferred Consulting Fees                                         30                  -                  -                 30
       Stockholders services contributed                                 -                100                100                224
       Common stock issued for services                                  -                  2                  -                  2
       Discount on issuance of convertible debt                         71                  -                  -                 71
       Options issued for interest and services                      2,103                102                  -              2,205
       Changes in operating assets and liabilities
              Accounts Receivable                                       (1)                 -                  -                 (1)
              Inventory                                                 (3)                 -                  -                 (3)
              Deposits                                                 (17)                 -                  -                (17)
          Accrued liabilities                                        1,829                 27                  2              1,858
                                                                ----------         ----------          ---------         ----------
              Net cash flows - operating activities                 (1,802)               (71)               (44)            (1,917)
                                                                ----------         ----------          ---------         ----------

CASH FLOW FROM INVESTING ACTIVITIES -
   Purchase of property and equipment                                 (138)                (6)                 -               (144)
                                                                ----------         ----------          ---------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES -
   Proceeds from issuance of common stock                              984                  4                  -                988
   Proceeds of loans payable                                           855                150                  -              1,005
   Proceeds of notes from affiliated company                             -                 27                 44                 71
   Capital Lease Liability                                              (4)                 -                  -                 (4)
                                                                 ----------       -----------          ---------       -------------

              Net cash flows - financing activities                  1,835                181                 44              2,060
                                                                ----------         ----------          ---------         ----------

NET CHANGE IN CASH                                                    (105)               104                  -                  -

CASH, BEGINNING OF PERIOD                                       $      105                  1                  1                  -
                                                                ----------         ----------          ---------         ----------

CASH, END OF PERIOD                                             $        -         $      105         $        1         $        -
                                                                ==========         ==========         ==========         ==========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                $       15         $        -         $        -         $       15
                                                                ==========         ==========         ==========         ===========

   Income taxes paid                                            $        -         $        -         $        -         $        -
                                                                ==========         ==========         ==========         ==========

   Property acquired through capital leases                     $       52         $        -         $        -         $       52
                                                                ==========         ==========         ==========         ==========

   Payment of notes payable with stock                          $       50         $        -         $        -         $       50
                                                                ==========         ==========         ==========         ==========

   Stock issued for deferred consulting fees                    $        -         $      115         $        -         $      115
                                                                ==========         ==========         ==========         ==========


                 See accompanying notes to financial statements.

                               PETPLANET.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



NOTE 1 - NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Nature of the Business - PetPlanet.Com, Inc. (the "Company" or "PPI") is a development stage company, located in San Francisco, California and was incorporated under the laws of the State of California in October 1996 (Date of Inception) (Note 8). On May 15, 1999, the Company consummated a reverse merger with Techscience Industries., a Delaware Corporation ("TSCI"). As part of this transaction, TSCI changed its name to PetPlanet.com, Inc.

         The Company's core product and brand intends to feature personalized, national and local information, community driven content, entertainment and unique products and services. Company revenues are expected to come from electronic commerce associated with the sale of pet foods and related products, advertising and sponsorships and other sources.

         Fiscal Year - As part of the reverse merger with TSCI, PPI changed its fiscal year-end from March 31 to October 31.

         Financial Instruments - Financial instruments include cash, account's receivable, and loans and notes payable and accrued expenses. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values, based on market and other information available to management.

         Revenue Recognition - Revenues from product sales, net of product discounts, are recognized upon shipment of the related goods. Outbound shipping and handling charges fees are included in product sales upon shipment.

         Advertising - Advertising costs are expensed as incurred. Advertising expense was $1.2 million for the seven month period ended October 31, 1999.

         Inventory - Inventories are stated at the lower of cost (using the first-in, first-out method) or market.

         Property and Equipment - Property and equipment includes office furniture, equipment and computer equipment and are stated at cost and are depreciated using the straight-line method over their estimated useful lives of 3 to 7 years. The Company also has several capital leases that are stated at their net present value of the underlying lease payments.

         Income Taxes - Deferred income taxes result primarily from net operating losses, and use the cash method for Income Tax Reporting purposes.

                               PETPLANET.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                Risk Concentrations:

(a) Dependence on the Internet - The success of the Company's operations is contingent upon its ability to attract a market on the Internet. There can be no assurance that the Company may not be adversely affected by the matters affecting the Internet.

(b) Cash - The Company maintains its cash balances in financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000 and are subject to the risk associated with maintaining cash balances in excess of insured amounts.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         Product Development - Product development expenses consist primarily of consultant fees for website development, independent contractors and other website related costs. As the company believes that its website is subject to continual and substantial change, expenditures relating to product development are expensed as incurred.

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

         Stock compensation - Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation", requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the statement allows the alternative of continued use of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, " with pro forma disclosure of net income and earnings per share determined as if the fair value based method had been applied in measuring compensation. The Company has determined it will continue to apply APB Opinion No. 25 in accounting for its stock options plans.

         Reorganization - As a result of the TSCI transaction (Note 8), the Company's common stockholders received .639 shares of TSCI common stock for each share of the Company's common stock held. All share and per-share amounts in the accompanying financial statements have been restated to give effect to this transaction.

                               PETPLANET.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE 2 - GOING CONCERN:

         The Company's financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage company and has had a history of losses since its inception in October 1996.

         The Company's continued existence is dependent upon its ability to achieve profitable operations and obtain additional financing. The following represents the Company's principal operating and liquidity problems and management's plans to overcome them.

         Operating Trends and Future Prospects - The Company is a development stage company and has had minimal revenues since its inception. The Company is currently attempting to develop an Internet market for individuals with an interest in pets. The future growth and profitability of the Company will be principally dependent upon its ability to successfully develop and market its services on the Internet. The Company has not enhanced its identity in this media to the point where it has been able to generate meaningful revenues. The Company anticipates that it will incur substantial operating expenses in connection with this effort and expects these expenses to result in continuing and significant operating losses until such time, if ever, the Company is able to achieve adequate revenue levels.

                               PETPLANET.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



         Recent Financing Activities - The Company's capital requirements have been and will continue to be significant. In the past, the Company has financed its working capital requirements through a private placement consummated on May 15, 1999 and cash flow generated from loans from officers of the Company and high net-worth individuals. The Company is dependent on obtaining additional financing to fund its future operations and working capital requirements and continues to seek to raise additional capital through the sale of common stock and issuance of loans and other convertible debt. The Company is aggressively seeking arrangements with respect to, or sources of, additional financing (Note
10). However, there can be no assurance that additional financing will be available to the Company on acceptable terms, or at all. In view of the Company's limited resources, its anticipated expenses and the competitive environment in which the Company operates, any inability to obtain additional financing would severely limit the Company's ability to enhance its identity on the Internet.

         NOTE 3 - ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                               Stated in 000's
                                      October 31,                March 31,
                                      -----------                ---------
                                          1999                      1999
                                          ----                      ----
Accrued Advertising                    $  432                      $  -
Accrued Consulting                         63                         -
Accrued Development Costs                 656                         -
Accrued Promotional Costs                 133                         -
Accrued Other                             568                        23
                                       ------                      ----

Total Accrued Liabilities              $1,852                      $ 23
                                       ======                      ====


NOTE 4 - LOAN PAYABLE:

         During October 1999, the Company borrowed $100,000 in the form of a convertible note bearing interest at 10% per annum through May 2000. The Company has recorded a finance charge of $21,000 representing the discount on conversion.

NOTE 5 - RELATED PARTY TRANSACTIONS:

         Notes Payable- Officers - During the seven month period ended October 31, 1999, various officers of the company contributed cash to the Company in the form of convertible notes. The notes were short-term in duration (less than one year) and carried a 10% per annum interest rate. The total of these notes is $230,000. The Company has recorded a charge to interest of approximately $49,000 in connection with a conversion discount offered to the officers on the aforementioned debt.

                               PETPLANET.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


         Notes Payable - Stockholders - During September and October, 1999, the Company borrowed $625,000 from stockholders. The notes were short-term in duration (less than one year) and carried a 10% per annum interest rate. In connection with these notes, the President of the Company issued personal stock options to the creditors for the purchase of his common stock of the Company at a discounted amount. The Company has recorded a charge to interest of approximately $1,365,000 in connection with the issuance of these options.

         Notes Payable - Affiliated Company - At October 31, 1999 and March 31, 1999, the Company had outstanding notes payable to a company affiliated with the Company's President. The notes, which approximate $77,000 at both periods, bear interest at 8% per annum and are due during the year ended October 31, 2000.

         Employment Agreement - Vice President, Marketing - In March 1999, the Company formalized a consulting agreement with a Director, for marketing services rendered from April 1998. The terms of the agreement called for compensation of $8,000 per month commencing March 1999 and a ten year option for 255,600 shares issued in March 1999 for services rendered as a consultant for the period April 1998 to May 1999. Through October 31, 1999, the Company has recorded compensation of approximately $88,000 for options issued in connection with services rendered.

         Upon completion of the merger with TSCI, this consultant became an employee earning an annual salary of $110,000 per annum, plus a discretionary bonus of at least 20% of the base salary per annum. The employment agreement can be terminated by either party at any time with notice.

NOTE 6 - COMMITMENTS:

         Facility Leases - The Company rents office space in San Francisco and in New York. The office facility agreement in San Francisco is one year in duration while the New York space is a three year lease. Total rent expense for the Company's current and prior facilities approximated $33,000, $6,000, $7,000 and $51,000 for the seven months ended October 31, 1999, the year ended March 31, 1999 and 1998 and for the period October 3, 1996, (Date of Inception) through October 31, 1999, ("the 1999 Cumulative Period"), respectively.


         Capital Leases - The Company leases its two facilities under operating leases expiring in April of 2000 and May of 2002. It also leases office equipment under capital leases. At October 31, 1999, office equipment under capital leases approximated $52,000 with accumulated depreciation of $5,000.

         The following is a schedule of future minimum rental payments required for all non-cancelable leases that have initial or remaining lease terms in excess of one year at October 31, 1999.

                               PETPLANET.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                 Year Ending October 31, 1999         Capital Leases Included in      Operating Leases
                                                        Property and Equipment

                             2000                              $ 26,000                   $ 60,000
                             2001                                24,000                     44,000
                             2002                                12,000                     31,000
                                                               --------                   --------
                                                                 62,000                   $135,000
                                                                                          ========

  Less: Amount representing interest                             14,000
                                                               --------
                                                               $ 48,000
Present value of minimum lease payments (Note 4)

  Less: Current maturities                                       17,000
                                                               --------

Non-current                                                    $ 31,000
                                                               ========


         Trademark Application - We currently have trademark applications pending for our name "PetPlanet.com". An opposition to those applications has been filed and stayed pending settlement negotiations with the opposer. Management believes there is a strong possibility that settlement will be reached which we allow the Company to continue using our existing name. There is also a possibility that the opposition will be defeated (as a result of the recently filed motion to dismiss or otherwise) and the trademark granted if the registration procedure is simply allowed to run its course. Finally, there is always the possibility that the registration may be denied altogether for totally unforeseen reasons. Therefore, based on the unpredictable actions of the participants and the uncertainties of the trademark litigation process and despite any appearance of likely success, we cannot be certain of any potential outcome.


NOTE 7 - INCOME TAXES:

         Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal temporary difference arises from net operating loss carryforwards and the differences resulting from reporting on the cash basis of accounting for tax reporting purposes. At October 31, 1999, federal and state net operating loss carryforwards approximated $3,650,000. These carryforwards can be used to offset current and future taxable income through the year 2019. A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on the Company's prior history of recurring losses, that a full valuation allowance is appropriate at October 31, 1999.

NOTE 8 - STOCKHOLDERS' EQUITY:

         Acquisition Agreement - On May 13, 1999, the Company and the individual holders of all of the Company's outstanding common stock consummated a reverse acquisition (the "Reorganization"), with TSCI. Reorganization provided for an exchange of stock whereby the holders of all of the Company's outstanding common stock and common stock equivalents exchanged the stock in exchange for 6,754,640 shares of TSCI's common stock, $.01 par value per share and 570,360 TSCI options, respectively. As part of the Reorganization, TSCI changed its name to PetPlanet.Com, Inc.

         In addition, as part of this agreement, TSCI made a $150,000 bridge loan to the Company, with interest at 10% per annum, collateralized by 51% of the Company's common stock. The loan was repaid at the closing by payment of $100,000 in cash and $50,000 in common stock.

                               PETPLANET.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


         Web Site Development Agreement - In April 1999, the Company entered into an agreement with a technology company, (the "Development Company"), to design, develop and enhance the computer software and information technology associated with the Company's commercial web site. In accordance with the agreement, the Company issued options to the Development Company for the right to purchase 134,535 shares of the Company's common stock. In addition, the Company has agreed to make payments based on a series of milestones for the project, which are expected to approximate $200,000. In accordance with this agreement, the Company has recorded a charge of approximately $239,000.

         1999 Stock Option Agreement - On March 1, 1999 the Board of Directors consented to the adoption of the 1999 Stock Option Plan (the "Plan"). The Plan has reserved 2,000,000 shares of common stock for the issuance of options ("Options") to employees, officers and, under certain circumstances, directors of and consultants to the Company ("Eligible Participants"). Options granted under the Plans may be either "incentive stock options" ("ISOs") as defined in
Section 422 of the Internal Revenue Code of 1986, which are eligible to employees only as amended (the "Code"), or "nonqualified stock options" ("NQSOs") which are eligible for grant to any of the aforementioned parties. The Plan does not provide for the issuance of stock appreciation rights, restricted stock awards or deferred stock awards. The Board of Directors has sole discretion and authority, consistent with the provisions of the Plans, to select the Eligible Participants to whom Options will be granted under the Plans, the number of shares which will be covered by each Option and the form and terms of the agreement to be used. All employees and officers of the Company (except for members of the Committee) are eligible to participate in the Plans. Directors are eligible to participate only if they have been declared to be "eligible directors" by resolution of the Board of Directors.

         The Board of Directors is empowered to determine the exercise price of Options granted under the Plan in accordance with the following:

                     Type of Grant                                    Exercise or Purchase Price
                     -------------                                    --------------------------

         ISO's or NQSO's issued to 10% or                            At least 110% of the fair market value per
           more shareholder of common stock                          share on the date of grant.
           in the Company

         ISO's issued to a less than 10% shareholder of common       At least the fair market value per share on the
           stock in the Company                                      date of grant.

         NQSO's issued to a less than 10% shareholder of common      At least 85% of the fair market value on the
           stock in the Company                                      date of grant.


                               PETPLANET.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



                    Type of Grant                                    Exercise or Purchase Price
                    -------------                                    ---------------------------
        Shares issued to 10% or more shareholder of common stock     At least the fair market value per share on the
        in the Company                                               date of grant.

        Shares issued to a less than 10%                             At least 85% of the fair market value
        on the Shareholder of common stock in the Company            date of grant.

        Other awards                                                 To be determined by the Board of Directors or
                                                                     other administrator

         The Board of Directors has the authority to determine the time or times at which Options granted under the Plans become exercisable, but Options expire no later than ten years from the date of grant (five years with respect to Optionees who own at least 10% of the outstanding common stock of the Company). Options are nontransferable, other than by will and the laws of descent, and generally may be exercised only by an employee while employed by the Company or within 90 days after termination of employment (one year from termination resulting from death or disability).

         No incentive stock option may be granted to an Employee if, as the result of such grant, the aggregate fair market value (determined at the time each option was granted) of the shares with respect to which incentive stock options are exercisable for the first time by such Employee during any calendar year (under all such plans of the Company and any parent and subsidiary) exceeds $100,000. The Plan does not confer upon any Employee any right with respect to the continuation of employment by the Company, nor do the Plans interfere in any way with the Employee's right or the Company's right to terminate the Employee's employment at any time.

                               PETPLANET.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



         Information on option activity for the seven months ended October 31, 1999 and the year is as follows:

                                                       October 31, 1999                   March 31, 1999
                                                       ----------------                   --------------
                                                                    Weighted                         Weighted
                                                Shares Under         Average       Shares Under      Average
                                                   Option        Exercise Price       Option      Exercise Price
                                                ------------     --------------    ------------   --------------

         BALANCE - BEGINNING OF PERIOD                624,300          $   .39              -          $    -

         Options granted:
         To officers/directors(c)                (c)1,693,000             4.14     (a)255,600             .31
         To others(d)                            (d)  452,000             3.20     (b)368,700             .44
                                                   ----------          -------       --------          ------

                  Total grants                      2,145,000             3.94        624,300             .39
                                                   ----------          -------       --------          ------

         BALANCE - END OF PERIOD                    2,769,300         $   3.14        624,300          $  .39
                                                   ==========         ========       ========          ======

(a) Consists of nonqualified options issued to VP of Marketing for 255,600 shares of the Company's stock at a weighted average fair value of $.43 per option.

(b) Consists of nonqualified options having a weighted Average fair value per option was $.25.

(c)  Weighted Average fair value per option was $2.42.

(d)  Weighted Average fair value per option was $2.58.

         The Company utilized the value of services provided by the grantees as a benchmark for valuing the options granted during the year end March 31, 1999.

         The Company uses the intrinsic value method of accounting to measure compensation expense for options issued to employees. If the fair value method had been used to measure compensation expense, net loss would have increased by approximately $4,990,000 or $.57 per share for the period ended October 31, 1999 to $11,369,000. For the seven months ended October 31, 1999, the fair value of options granted were estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions, respectively: risk free interest rate of 6%, dividend yield of 0.0%, volatility factors of the expected market price of the Company's common stock of 67% and a weighted average life of the options ranging up to four years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of trade options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require stock is not traded publicly, the employee stock options have characteristics significantly different from those of normal publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         Consulting Agreement - Financing Facilitator - In January 1999, the Company entered into a one-year agreement with a consultant to facilitate and evaluate potential financing opportunities for the Company. The consultant's responsibilities included securing $600,000 to $1,000,000 bridge financing for the Company and securing at least an additional $3,000,000 in financing through a private placement.

         The consultant shall be entitled to a 2% cash commission based on the value of the financing obtained, 20,000 shares of common stock vesting over the first 90 days of the agreement, the lesser of 60,000 shares or one share for each $10 of bridge financing obtained for the Company and additional shares based on private placement proceeds, other than bridge financing, ranging from 30,000 shares for $500,000 of private placement proceeds to 170,000 shares for proceeds in excess of $4,000,000.

         The agreement can be terminated by either party at any time with notice.

         Warrant Note - During the period ended October 31, 1999, the Company issued 436,488 warrants to various entities for services rendered. Accordingly, the Company has recorded a charge to operations of $497,000 in connection with these warrants.

NOTE 9 - PROFORMA COMPARISON

         The following unaudited information represents the unaudited operations of PetPlanet.com (A California Corporation) for the seven months ended October 31, 1998 and been presented for comparative purposes:
                                                        Dollars in Thousands
                                                         Except Loss per Share

Operating Revenues                                          $          -
Costs and Expenses                                                    20
                                                            -------------

Net Loss                                                              20
                                                            ------------

Basic and Diluted Loss Per Share                            $       (.01)
                                                            ------------

NOTE 10 - SUBSEQUENT EVENTS:

         Funding Activities - In November, December and January, the Company borrowed $1,635,000 under various 10% and 12% interest bearing non-negotiable convertible notes. The due dates for these notes range from May 1, 2000 to January 24, 2001. The holders of these notes have the right to purchase shares of the Company's common stock from $2.00 to $5.00 of each principle amount outstanding. Under certain circumstances, the holders of these notes could be required to convert the notes into common shares of the Company.

         In December, 1999, the Company issued 250,000 shares of its common stock for a purchase price of $500,000 to an unrelated investor.

         In November, 1999, the Company borrowed under a 10% interest bearing note payable $125,000 due in six months. In conjunction with this note, the Company's chief executive officer sold to the note holder, at a price significantly discounted to the market price at that time, 50,000 shares of the Company's common stock. The note holder gave the chief executive officer an option to purchase 25,000 shares of the Company's common stock at $5.00 per share.

                               PETPLANET.COM, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 11 - NEW ACCOUNTING PRONOUNCEMENTS - NEW ACCOUNTING PRONOUNCEMENTS:

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