Form 10KSB/A
period 1999-10-31
PETPLANET COM INC
filed 2000-02-28
CIK 318523

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A
(Mark One)

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

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

(a)      (1)-(3)  Identify Directors and Executive Officers.

         The following table sets forth: (1) names and ages of all persons who presently are and who have been selected as directors of the Company;
         (2) all positions and offices with the Company held by each such person; (3) the term or office of each person named as a director; and
         (4) any period during which he or she has served as such:


---------------------------- -------------------------- ------------------------
Name                         Position & Office with     Age and Director Since
                             the Company
---------------------------- -------------------------- ------------------------
Steven E. Marder             President, Chief           38, October 3, 1996 (1)
                             Executive Officer
---------------------------- -------------------------- ------------------------
Kim Marder                   Vice President of          36, August 7, 1997 (1)
                             Marketing
---------------------------- -------------------------- ------------------------
Jeffrey P. Harris            Vice President of          36, May 15, 1999
                             Operations and Finance
---------------------------- -------------------------- ------------------------

         The terms for each director will expire at the next annual meeting of shareholders or at such time as a successor is duly elected. Officers serve at the discretion of the Board of Directors.

         There is one family relationship among the Directors and Officers. Steven and Kim Marder are husband and wife.

         There is no understanding or arrangement between any directors or any other person or persons pursuant to which such individual was or is to be selected as a director or nominee of the Company.

         The following is certain biographical information concerning the directors and executive officers of the Company:

         Steven Marder is a co-founder of PetPlanet.com, Inc. Mr. Marder is also an attorney admitted in the States of New York and California. He specializes in Entertainment and Intellectual Property laws. Prior to joining the Company, Mr. Marder, was the President and CEO of Marder Media Group, Inc. a privately held media consulting company and a principal of Double Impact, Inc., a privately held development company, positions he held since 1996. From 1994 to 1996, Mr. Marder was director of business development and licensing for Compton's NewMedia (Tribune Company). Mr. Marder is on the Board of Directors of the New Zealand based privately held Internet company, Globalbrain.net. He holds a B.A. degree from Columbia College/Columbia University in New York and a J.D. from St. John's University School of Law.

         Kim Marder is a co-founder of PetPlanet.com, Inc. From 1997 until she joined the Company, Ms. Marder served as Vice President of Marketing for WorldPlay Entertainment, a division of America Online (AOL). From 1996 until 1997 Ms. Marder was Vice President of Marketing, for Theatrix Interactive, Inc., a privately held software publishing and distribution company. Prior to her position at Theatrix Interactive, Inc., Ms. Marder was the Executive Director of Marketing, for Compton's NewMedia (Tribune Company).

         Jeffrey P. Harris, a certified public accountant, joined the Company in 1999. From 1996 until he joined the Company, Mr. Harris was employed by Disney Consumer Products, Inc., first as Sr. Mgr. Business Operations and later as Director of Finance for Walt Disney Art Classics, a division of Disney Consumer Products, Inc. Prior to Disney Consumer Products, Mr. Harris was the Director of Finance, Compton's NewMedia.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table sets forth information concerning the annual and long-term compensation for services in all capacities to the Company and its subsidiaries for the fiscal year ending 1999 of those persons who were, at October 31, 1999, (i) the chief executive officer and (ii) the certain other most highly compensated executive officers (the "named executive officers") of the Company for the fiscal year ended October 31, 1999.



-------------------------------------------------------------------------------------------------------------
                                               STOCK COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------
                                                                   Long Term Compensation
-------------------------------------------------------------------------------------------------------------
                               Annual Compensation
                              Paid 5/15/99-10/31/99              Awards                Payouts
-------------------------------------------------------------------------------------------------------------
Name and                                                Restricted      Securities
Principle                  Salary                       Stock           Underlying     LTIP       All Other
Position           Year    (000's)         Other        Award(s)      Options/SAR's    Payouts    Comp.
-------------------------------------------------------------------------------------------------------------
Steven
Marder, CEO        1999     $70,788(1)     Stock        N/A          700,000 shares    N/A        N/A
                                       -   option                    of Common
                                           grant of                  Stock
                                           700,000
                                           shares of
                                           common
                                           stock*
-------------------------------------------------------------------------------------------------------------

(1) Includes $13,400 paid to Mr. Marder as an officer of the Company's subsidiary prior to the Reorganization. See "Item 1 -- Business."

         (b) Options/SAR Grants Table. No SARs have been granted.

-------------------------------------------------------------------------------------------------------------
                                         Option Grants in Last Fiscal Year
-------------------------------------------------------------------------------------------------------------
       (a)                (b)               (c)               (d)               (e)               (f)
-------------------------------------------------------------------------------------------------------------
Name                Number of         % of Total        Exercise or       Expiration Date   Material Term
                    Securities        Options Granted   Base Price
                    Underlying        to Employees in   ($/Sh)
                    Options Granted   Fiscal Year
                    (#)
-------------------------------------------------------------------------------------------------------------
Steven E. Marder    700,000           29%               $4.00             5/15/09           Fully vests
CEO                                                                                         5/15/03
-------------------------------------------------------------------------------------------------------------



-------------------------------------------------------------------------------------------------------------
                  Aggregate Option Exercises in Last Fiscal Year and FY-End Option Values
-------------------------------------------------------------------------------------------------------------
         (a)                    (b)                   (c)                  (d)                   (e)
-------------------------------------------------------------------------------------------------------------
Name                    Shares Acquired on    Value Realized       Number of             Value of
                        Exercise (#)                               Securities            Unexercised
                                                                   Underlying            In-the-Money
                                                                   Unexercised Options   Options at FY-E
                                                                   at FY-End (#)         ($) (FY-E FMV of
                                                                                         stock = $6.31)
-------------------------------------------------------------------------------------------------------------
Steven E. Marder                                                    0/700,000              0/$1,617,000
-------------------------------------------------------------------------------------------------------------

         Steven E. Marder entered into an employment agreement with the Company dated as of April 1, 1999 and providing for an annual base salary of $125,000 for serving as Chairman of the Board and Chief Executive Officer of the Company on a full-time basis. In addition, Mr. Marder is entitled to receive an annual bonus of two percent (2%) of the Company's net revenues for the fiscal year as determined in accordance with the terms of his agreement. The obligation of the Company to pay the bonus to Mr. Marder for the fiscal year ended March 31, 2000 and 2001 shall be in the discretion of the Board of Directors if the annual net income of the Company is less than $1,300,000 and $11,000,000, respectively. Mr. Marder is also entitled to receive an annual dollar bonus equal to five percent (5%) of the average monthly unique visitor or unique user level for the Company's network of internet sites during the last six months of each fiscal year, as determined by an independent internet traffic audit bureau ("Visitor Average"). The obligation of the Company to pay this bonus to Mr. Marder shall be in the discretion of the Board of Directors if the Visitor Average is less than 1,000,000.

         Also, in the event that shareholder value ("Shareholder Value" defined for purposes of this paragraph as the closing stock price on the last day of each fiscal year) reflects an annual increase in excess of twenty percent (20%) from the prior fiscal year, Mr. Marder will be entitled to a Shareholder Value bonus equaling an option to purchase 50,000 shares of the Company's common stock for each incremental increase of twenty percent (20%) attained, granted at an exercise price equal to the Shareholder Value) up to a maximum of 500,000 per year. In the event that the Shareholder Value does not reflect an increase of twenty percent (20%) or more for the applicable fisal year, Mr. Marder shall not be entitled to any bonus, otherwise subject to the discretion of the Board of Directors.

         Under the terms of his employment agreement, Mr. Marder was granted options to purchase 700,000 shares of the Company's common stock with a grant date of May 15, 1999, in accordance with the terms of the Company's stock option plan. 175,000 of these options vest on the first annual anniversary of the agreement and the remaining options vest in equal quarterly installments over the next following 12 fiscal quarters. In the event of a Change of Control, as that term is defined in Mr. Marder's employment agreement, the options will vest immediately. If Mr. Marder's employment is terminated following a Change in Control, the options will continue to be exercisable for the duration of their term notwithstanding the termination. Subject to certain limitations, Mr. Marder will be entitled to a credit of up to three times his aggregate annual compensation for the calendar year preceding the Change of Controls against the exercise price of the options.

         The agreement has an initial term of two years unless sooner terminated upon the death, disability or termination for cause of Mr. Marder. The agreement further provides for severance payments equal to one year's base salary if the Company and Mr. Marder fail to renew the term of the agreement following the end of the initial term. The Company has agreed to permit Mr. Marder to participate in any employee benefit plans established for senior management employees of the Company and to make payments not in excess of $600 per month on an automobile for his use.

         The Company maintains a broad-based stock option plan. There are currently 3,000,000 shares authorized for issuance, subject to shareholder approval. See Notes to Financial Statements for further information.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


--------------------------------------------------------------------------------
         (1)                    (2)                   (3)
 Name and Address of         Amount and           Percent of
   Beneficial Owner           Nature of           Outstanding
                        Beneficial Ownership      Common Stock
--------------------------------------------------------------------------------
Steven E. Marder,           5,730,313(1)             60.99%
President and CEO
(address above)
--------------------------------------------------------------------------------
Kim Marder,                   214,718(2)              2.23%
VP Advertising
438 Boynton Ave.
Berkeley, CA  94707
--------------------------------------------------------------------------------
Saul Kassin,                  550,000                 5.67%
30 Waterview
Long Branch, NJ
07740
--------------------------------------------------------------------------------
All Officers,               5,934,805                64.26%
Directors and
Beneficial Owners as
a group (6 persons)
--------------------------------------------------------------------------------

  * Comprises less than one percent of outstanding Common Stock of the Company.

(1) Does not include 214,718 shares beneficially owned by Kim Marder, Mr. Marder's wife. Includes 280,000 shares beneficially owned by Mr. Marder which underly options granted by Mr. Marder to third parties.

(2) Does not include 5,730,313 shares beneficially owned by Steven E. Marder, Ms. Marder's husband.

         (b) Changes in Control

         As of the date of this Report, the Company has not entered into any agreements, the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Steven E. Marder has granted options to acquire an aggregate of 280,000 shares of common stock held by him to third parties. The options were granted by Mr. Marder [to individual lenders in connection with a loan transaction pursuant to which the Company borrowed $700,000. The options constitute additional consideration to the lenders on behalf of the Company. The options bear an exercise price of $0.10 per share and are exercisable in the following increments: 100,000 shares in whole or part from and after September 2, 1999, 100,000 shares from and after September 9, 1999 and 80,000 shares from and after October 27, 1999.

         In addition, in connection with the loan transaction, Mr. Marder obtained an option to acquire 25,000 shares of the Company's common stock from a third party. Except as set forth in this paragraph, from October 31, 1998 until February 1, 2000, and except as otherwise enumerated in this Report, no officer, director or relative or spouse of the foregoing persons or any relative of such person who has the same home as such person, or is a director or other officer of any parent or subsidiary of the Registrant or any shareholder known by the Regisrant to own of record or beneficially more than five percent (5%) of the Registrant's Common Stock, had a direct or indirect material interest in any transaction or presently proposed transaction to which the Registrant or any of its parents or subsidiaries was or is a party.

         (c) Parents. Inapplicable.

         (d) Transactions with Promoters. Inapplicable.

         (e) Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. During the Company's last fiscal year, Steven and Kim Marder each failed to timely file a report on Form 3 on one occasion. Each of Mr. & Mrs. Marder failed to timely file reports on Form 4 on two occasions during the fiscal year, representing a failure to timely file reports in respect of an aggregate of six transactions.

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

                            STATEMENTS OF OPERATIONS
                                   (in 000's)


                                                                                                                October 3,
                                               Seven Months                                                   1996 (Date of
                                                  Ended             Year Ended           Year Ended            Inception) to
                                                October 31,          March 31,            March 31,            October 31,
                                                    1999                1999                 1998                  1999
                                               --------------      --------------       --------------          -----------

OPERATING REVENUES                                  $        9           $      -            $       -           $        9

COST OF GOODS                                               12                  -                    -                   12
                                                    ----------     --------------       --------------           ----------

GROSS LOSS                                                  (3)                  -                   -                   (3)

COSTS AND EXPENSES:
    Product Development                                  1,553                  11                   -                1,564
    Sales and Marketing                                  1,235                   -                   -                1,235
    General and Administrative                           1,176                 284                  144               1,628
    Depreciation/Amortization                               16                   1                    -                  17
    Interest                                             1,847                   7                    2               1,856
                                                    ----------           ---------            ---------          ----------
                                                         5,827                 303                  146               6,300
                                                    ----------           ---------            ---------          ----------

NET LOSS                                            $   (5,830)          $    (303)           $    (146)         $   (6,303)
                                                    ==========           ==========           ==========         ==========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                   8,739               6,425                1,278               4,360
                                                    ==========           =========            =========          ==========

BASIC AND DILUTED LOSS PER COMMON SHARE             $     (.67)          $    (.05)           $    (.11)         $    (1.45)
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