Form 10QSB/A
period 2000-01-31
PETPLANET COM INC
filed 2000-06-14
CIK 318523

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the first quarter ended January 31, 2000

                                      OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file No. 000-10576

                              PETPLANET.COM, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


Delaware                                                              22-2298015
-----------------------------------                              ---------------
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or organization)                            Identification No.)

21 Stillman Street, Suite 600, San Francisco, California                  94107
----------------------------------------------------------                -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (415) 243-9000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of March 6, 2000 the Registrant had 9,396,177 shares of Common Stock, $.01 par value, outstanding.

                              PETPLANET.COM, INC.
                         (A Development Stage Company)

                              PETPLANET.COM, INC.

                        Quarterly Report on Form 10-QSB
                    For the Quarter Ended January 31, 2000

                                     INDEX

                                                                            Page
                                                                            ----
                                    PART I
Item 1.  Consolidated Financial Statements                                    3
Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                     8

                                    PART II


Item 1.  Legal Proceedings                                                   10
Item 2.  Changes in Securities and Use of Proceeds                           10
Item 3.  Defaults Upon Senior Securities                                     11
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information                                                   11
Item 6.  Exhibits and Reports on Form 10-QSB                                 11

      See accompanying notes to financial statements.

                              PETPLANET.COM, INC.
                         (A Development Stage Company)

ITEM I

                          CONSOLIDATED BALANCE SHEETS
                                  (In 000's)


                                                                January 31,
                                                                   2000        October 31,
                                                                (Unaudited)       1999
                                                                 --------
CURRENT ASSETS -
 Cash                                                            $    498        $     -
 Accounts Receivable                                                    -              1
 Inventory                                                              3              3
 Prepaid Expenses                                                       -              -
                                                                 --------        -------
  Total Current Assets                                                501              4

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION OF
$33,000 AT JANUARY 31, 2000 AND $17,000 AT OCTOBER 31, 1999           169            179

Other Assets                                                           47             17
                                                                 --------        -------

TOTAL ASSETS                                                     $    717        $   200
                                                                 ========        =======

          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
 Accounts Payable                                                   1,652        $ 1,853
 Loans/Notes Payable                                                2,316          1,032
 Current portion of Capital Lease Liability                            17             17
                                                                 --------        -------
   Total Current Liabilities                                     $  3,985        $ 2,902

NONCURRENT LIABILITIES -
 Loans/Notes Payable - Long Term                                        -              -
 Capital Lease Liability                                               26             31
                                                                 --------        -------

TOTAL LIABILITIES                                                $  4,011        $ 2,933

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
 Preferred stock, no par value:
   Authorized -2,000,000, none issued
   Issued and outstanding - -0- shares
 Common stock, $.01 par value:
   Authorized - 20,000,000 shares
   Issued and outstanding - 9,104,000 at October 31, 1999,
   9,364,000 at January 31, 2000                                       94             91
 Additional paid-in capital                                         6,385          3,628
 Deficit Accumulated During Development Stage                      (9,647)        (6,303)
 Loans Receivable - Option Exercise                                   (64)           (64)
 Deferred Consulting Fees                                               -            (85)
 Deferred Interest                                                    (62)             -
                                                                 --------        -------
   Total Stockholders' Equity (Deficiency)                         (3,294)        (2,733)
                                                                 --------        -------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                         $    717        $   200
                                                                 ========        =======

      See accompanying notes to financial statements.

                              PETPLANET.COM, INC.
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (in 000's)

                                                              October 3,
                                                 Quarter       Quarter       1996 (Date of
                                                  Ended         Ended        Inception) to
                                               January 31,   January 31,      January 31,
                                                 2000          1999              2000
                                              (Unaudited)   (Unaudited)     (Unaudited)
                                               ---------     ---------       ---------
OPERATING REVENUES                               $    38         $    -         $     47

COST OF GOODS                                         45              -               57
                                                 -------    -----------         --------

GROSS LOSS                                            (7)             -              (10)

COSTS AND EXPENSES:
 Product Development                                 283              -            1,847
 Sales and Marketing Expenses                        933              -            2,168
 General and Administrative expenses                 842             54            2,470
 Depreciation/Amortization                            16              1               33
                                                 -------    -----------         --------

 Operating Income                                  2,081             55            6,528

 Interest expense                                  1,263             --            3,119
                                                 -------    -----------         --------

NET LOSS                                         $(3,344)        $  (55)        $ (9,647)
                                                 =======    ===========         ========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                9,250          6,754            4,727
                                                 =======    ===========         ========

BASIC AND DILUTED LOSS PER COMMON SHARE            $(.36)         $(.01)          $(2.04)
                                                 =======    ===========         ========


      See accompanying notes to financial statements.

          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (In 000's)

                                                                          Common Stock
                                                                 --------------------------------
                                                                 Additional   Deficit Accumulated
                                                                  $.01 Par          Paid-in         During Development
                                                                   Shares            Value                Capital           Stage
                                                                 ----------   -------------------   -------------------   ----------


OCTOBER 3, 1996 (DATE OF INCEPTION) TO MARCH 31, 1997
 Common stock issued in October 1996                                  1,278                   $13               $    -     $      -
 Stockholder services contributed                                         -                     -                   12            -
 Net loss                                                                 -                     -                    -          (24)

                                                                     ------                   ---               ------    ---------
BALANCE, MARCH 31, 1997                                               1,278                    13                   12          (24)


YEAR ENDED MARCH 31, 1998 -
 Stockholder services contributed                                         -                     -                  100            -
 Net loss                                                                 -                     -                    -         (146)

                                                                     ------                   ---               ------    ---------
BALANCE, MARCH 31, 1998                                               1,278                    13                  112         (170)


YEAR ENDED MARCH 31, 1999 -
 Common stock issued in April 1998                                    5,112                    51                  (47)           -
 Stockholder services contributed                                         -                     -                  100            -
 Common stock issued for services in January 1999                       160                     2                  115            -
 Options issued for services                                              -                     -                  102            -
 Net loss                                                                 -                     -                    -         (303)

                                                                     ------                   ---               ------    ---------
BALANCE, MARCH 31, 1999                                               6,550                   $66               $  382     $   (473)

                                                                     ======                   ===               ======    =========
PERIOD ENDED October 31, 1999
 Effect of merger along with underlying equity financing in           2,250                    22                  961            -
  May 1999
 Conversion of bridge financing into equity in May 1999                 100                     1                   49            -
 Exercise of options by employee in May 1999 at $.29 per                204                     2                   62            -
  share
Issuance of Company options for:
 Interest                                                                 -                     -                1,763            -
 Consulting Services                                                      -                     -                  287            -
 Vendors                                                                  -                     -                   53            -
Discount on issuance of convertible debt                                  -                     -                   71            -
Net Loss for period                                                       -                     -                    -       (5,830)

                                                                     ------                   ---               ------    ---------
BALANCE OCTOBER 31, 1999                                              9,104                   $91               $3,628     $ (6,303)

                                                                     ======                   ===               ======    =========
QUARTER ENDED January 31, 2000
 Issuance of common stock                                               250                     3                  498            -
 Conversion of Warrants to common stock                                  10                     -                   10            -
 Allocation of Note Payable Proceeds To Purchases of Warrants                                                    1,066
Issuance of Company options for:
 Interest                                                                 -                     -                1,044            -
 Vendors                                                                  -                     -                  139            -
Net Loss                                                                  -                     -                    -       (3,344)

                                                                     ------                   ---               ------    ---------
BALANCE JANUARY 31, 2000                                              9,364                   $94               $6,385     $ (9,647)

                                                                     ======                   ===               ======    =========

                                                                                         Stockholders'
                                                                 Employee    Deferred       Equity
                                                                   Note        Fees      (Deficiency)
                                                                 ---------   ---------   ------------

OCTOBER 3, 1996 (DATE OF INCEPTION) TO MARCH 31, 1997
 Common stock issued in October 1996                                 $  -       $   -        $    13
 Stockholder services contributed                                       -           -             12
 Net loss                                                               -           -            (24)
                                                                 --------    --------        -------
BALANCE, MARCH 31, 1997                                                 -           -              1

YEAR ENDED MARCH 31, 1998 -
 Stockholder services contributed                                       -           -            100
 Net loss                                                               -           -           (146)
                                                                 --------    --------        -------
BALANCE, MARCH 31, 1998                                                 -           -            (45)

YEAR ENDED MARCH 31, 1999 -
 Common stock issued in April 1998                                      -           -              4
 Stockholder services contributed                                       -           -            100
 Common stock issued for services in January 1999                       -        (115)             2
 Options issued for services                                            -           -            102
 Net loss                                                               -           -           (303)
                                                                 --------    --------        -------
BALANCE, MARCH 31, 1999                                              $  -       $(115)       $  (140)
                                                                 ========    ========        =======
PERIOD ENDED October 31, 1999
 Effect of merger along with underlying equity financing in             -           -            983
 May 1999
 Conversion of bridge financing into equity in May 1999                 -           -             50
 Exercise of options by employee in May 1999 at $.29 per              (64)          -              -
  share
Issuance of Company options for:
 Interest                                                               -           -          1,763
 Consulting Services                                                    -           -            287
 Vendors                                                                -           -             53
Discount on issuance of convertible debt                                -           -             71
Net Loss for period                                                     -          30         (5,800)
                                                                 --------    --------        -------
BALANCE OCTOBER 31, 1999                                             $(64)      $ (85)        (2,733)
                                                                 ========    ========        =======
QUARTER ENDED January 31, 2000
 Issuance of common stock                                               -           -            500
 Conversion of Warrants to common stock                                 -           -             10
 Allocation of Note Payable Proceeds To Purchase of Warrants                                   1,066
Issuance of Company options for:
 Interest                                                               -         (62)           982
 Vendors                                                                -           -            139
Net Loss                                                                -          85         (3,259)
                                                                 --------    --------        -------
BALANCE JANUARY 31, 2000                                             $(64)      $( 62)       $(3,294)
                                                                 ========    ========        =======

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In 000's)

                                                                                             October 3,
                                                                Quarter        Quarter      1996 (Date of
                                                                 Ended        Year Ended    Inception) to
                                                               January 31,    January 31,     January 31,
                                                                  2000           1999            2000
                                                              (Unaudited)     (Unaudited)    (Unaudited)
                                                               ---------      ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                               $(3,344)         $ (55)        $ (9,647)
 Adjustments to reconcile net income (loss) to net
  cash flows from operating activities:
    Depreciation                                                      16              -               33
    Deferred Consulting Fees                                          85              -              115
    Deferred Interest                                                (62)             -              (62)
    Stockholders services contributed                                  -             25              224
    Common stock issued for services                                  10              -               12
    Discount on issuance of convertible debt                           -              -               71
    Options and warrants issued and amortization of loan
      discount and beneficial conversion feature on notes
      payable for interest and services                            1,373              -            3,578
    Changes in operating assets and liabilities:
       Accounts Receivable                                             1              -                -
       Inventory                                                       -              -               (3)
       Prepaid Expenses                                                -              -
       Deposits                                                      (30)             -              (47)
       Accounts Payable/Accrued Liabilities                         (200)            29            1,658
                                                                  -------    -----------         --------
          Net cash flows - operating activities                   ( 2,151)           (1)          (4,068)

CASH FLOW FROM INVESTING ACTIVITIES -
 Purchase of property and equipment                                   (6)            (3)            (150)
                                                                 -------    -----------         --------
CASH FLOWS FROM FINANCING ACTIVITIES -
    Proceeds from issuance of common stock                           500              -            1,488
    Proceeds of loans payable                                      1,094              -            2,099
    Proceeds of Loan Allocated To Purchase of Warrants             1,066                           1,066
    Proceeds of notes from affiliated company                          -              6               71
    Capital Lease Liability                                           (5)             -               (9)
                                                                 -------    -----------         --------
          Net cash flows - financing activities                    2,655              6            4,715
                                                                 -------    -----------         --------
NET CHANGE IN CASH                                                   498              2              498

CASH, BEGINNING OF PERIOD                                        $     -              -                -
                                                                 -------    -----------         --------
CASH, END OF PERIOD                                              $   498          $   2         $    498
                                                                 =======    ===========         ========
SUPPLEMENTAL CASH FLOW INFORMATION:
 Interest paid                                                   $     3          $   -         $      3
                                                                 =======    ===========         ========
 Income taxes paid                                               $     -          $   -         $      -
                                                                 =======    ===========         ========
 Stock issued for deferred consulting fees                       $     -          $   -         $    115
                                                                 =======    ===========         ========


NOTE 1   BUSINESS DESCRIPTION:

     PetPlanet.Com, Inc. (the "Company") is a development stage company, located in San Francisco, California and was incorporated under the laws of the State of California in October 1996 (Date of Inception). On May 15, 1999, the Company consummated a reverse acquisition with Tech Science Industries., a Delaware Corporation ("TSCI"). After the acquisition, the Company became the wholly-owned subsidiary of TSCI. As part of this transaction, TSCI changed its name to PetPlanet.com, Inc.

     Management intends for the Company's core product and brand to feature personalized, national and local information, community driven content, entertainment and unique products and services. Company revenues are expected to be derived primarily from electronic commerce associated with the sale of pet foods and related products, advertising, sponsorships and other sources.

NOTE 2   BASIS OF PRESENTATION:

     The consolidated financial statements as of January 31, 2000 and 1999 have been prepared by PetPlanet.com, Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The Balance Sheet at October 31, 1999 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended January 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended October 31, 2000. The consolidated financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's 10-KSB for the period ended October 31, 1999.

NOTE 3   GOING CONCERN:

     The Company's financial statements have been presented on the basis that it is a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company is a development stage company and has had a history of losses since its inception in October 1996. The Company's continued existence is in substantial doubt and is dependent upon its ability to obtain additional financing and eventually achieve profitable operations.

NOTE 4   USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 5   COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including employment related claims and claims of alleged infringement of trademarks, copyrights and other intellectual property rights. Aside from the trademark application issue referred to in the "Subsequent Events", the Company currently is unaware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition and operating results.

NOTE 6   NET LOSS PER SHARE

     Basic loss per share excludes any dilutive effects of options, warrants, and convertible securities. Basic earnings per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period.

NOTE 7   SUBSEQUENT EVENTS

   See Item 2 of part II below for settlement of a trademark infringement case.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-QSB contains certain "forward-looking statements." These statements are generally accompanied by words such as "intend," "anticipate," "believe," "estimate," "expect" or similar terms referenced in the Private Securities Litigation Reform Act of 1995. They are typically used where certain factors may cause actual results to be materially different from the future outcome expressed or implied by such statements. Although the Company believes that the assumptions underlying its forward-looking statements are reasonable, any of these assumptions could, of course, prove to be inaccurate. Therefore, the Company cannot assure you that it will realize the results contemplated in any of these statements. You should not regard such forward-looking information as a representation by the Company that future expectations will be achieved. It is important to note that past performance is not necessarily predictive of future performance. Although forward-looking statements may appear throughout this report, your attention is directed specifically to this Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company launched its e-commerce component, and effectively commenced its business, in September 1999 The Company had no other source of revenue prior to that time. Accordingly, period to period comparisons in this Item are not meaningful or appropriate.


OVERVIEW

     PetPlanet.com, Inc., a Delaware corporation (the "Company") is a development stage company, located in San Francisco, California. On May 13, 1999, the Company (then known as Techscience Industries Inc. ) ("TSCI") and PetPlanet.com, Inc. ("PPI"), a California corporation incorporated in October 1996 (Date of Inception) and the individual holders of all of the outstanding capital stock of PPI (the "Holders") consummated a reverse acquisition (the "Reorganization") pursuant to a certain Agreement and Plan of Reorganization ("Reorganization Agreement"). Pursuant to the Reorganization Agreement, the Holders tendered to the Company all issued and outstanding shares of common stock of PPI in exchange for shares of common stock of the Company, and therefore PPI became the wholly owed subsidiary of the Company. The Company also issued options to purchase shares of the Company's common stock to holders of options to purchase PPI common stock. The Reorganization was accounted for as a reverse acquisition. As part of the Reorganization, TSCI changed its name to PetPlanet.com, Inc. on May 20, 1999 The description herein of the operations of the Company include, to the extent applicable, the operations of its wholly owned subsidiary, PPI.

     Simultaneous with the closing of the Reorganization, all of the then officers and directors of the Company tendered their respective resignations in accordance with the terms of the Reorganization Agreement. Shareholders elected Steven E. Marder and Kim Marder to serve on the Board of Directors of the Company (the "Board"). The Board subsequently appointed Steven E. Marder as the President and Chief Executive Officer of the Company.

     The Company plans to differentiate itself from its well-funded
"Business to Consumer" competition with a unique "Business to Business to Consumer" model. With the launch of LPBN, the Company intends to capitalize on the most valuable e-commerce relationship between the local merchant/service provider and its local customer. The Company plans to provide the infrastructure and tools necessary to empower thousands of pet-related businesses to service their loyal local customer base as well as grow their existing customer base.

RESULTS OF OPERATIONS

NET SALES

     Net sales of $38,000 for the quarter consist of product sales to customers and charges to customers for outbound shipping and handling and are net of product returns and promotional discounts. Sales growth during the quarter was steady. Increased sales are expected to be recognized in the coming quarters from the launch of the Local Pet Business Network, as well as an expected increase in online partnerships and offline initiatives.

GROSS PROFIT

     Gross Profit of $(7.000) is calculated as net sales less the cost of sales, consisting of product costs sold to customers as well as outbound shipping and handling costs. Gross profit was negative for the quarter as a result of the Company's promotions offerings including a 15% to 30% discount on certain types of orders as well as losses resulting from the company's aggressive shipping promotions. Factoring out these promotions, product gross margins were positive for the quarter. The Company plans to continue offering some promotional discounts for the foreseeable future. Although management believes it will be able to decrease the costs associated with promotions in the future, no assurance can be given that the Company will not be required to continue to offer appealing discounts or fund promotions in order to remain competitive in the industry.

SALES AND MARKETING

     Sales and Marketing expenses of approximately $933,000 consist primarily of advertising and promotional expenditures, public relations and online distribution agreements. The Company significantly increased it advertising expenditures in fiscal 2000 to correspond with the launch of the e-commerce portion of the site. Sales and marketing expenses for the quarter included distribution payments to AOL, Mapquest, and Go2Net for preferred positioning on their sites, as well as other event sponsorships

PRODUCT DEVELOPMENT

     Product development expenses aggregating $283,000 consist primarily of payments to our third party technology partner and related expenses for the continued development and maintenance of our website. Development costs will continue as the Company adds features to its flagship brand and continues development of the Local Pet Business Network.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses of $842,000 consist of payroll and related expenses for executive and administrative personnel, facilities expenses, professional service expenses, travel and other back-office expenses. We expect these expenses to increase substantially over the next 12 months as the Company pursues its plans to increase market share.

INTEREST EXPENSE

     Interest expense of $1,263,000 relates primarily to loans payable that the Company has entered into as part of our financing activities. Loans have increased significantly from prior periods as the Company has funded its efforts to market the e-commerce launch of the site.

INCOME TAXES

     The Company has not generated any taxable income to date and therefore has not paid any federal income taxes since inception. Utilization of the Company's existing net operating loss carryforwards, which will begin to expire in 2012, may be subject to certain limitations under section 382 of the Internal Revenue Code of 1986, as amended. The Company has taken a valuation allowance on the full amount of the net operating loss carryforwards since it is likely the benefit will not be realized in the future.

LIQUIDITY AND CAPITAL RESOURCES

     As of January 31, 2000, the Company's principal source of liquidity consisted of $497,000 of cash. Net cash used in operating activities was $2.2 million for the three months ended January 31, 2000. Net operating cash flows were primarily attributable to net losses for the quarter.

     Net cash provided by financing activities was $2.7 million for the quarter ended January 31, 2000 resulting from the issuance of several convertible notes as well as a $500,000 common stock investment. The notes carry conversion prices ranging from $2 to $5 per share of the Company's common stock.

     The Company believes that current cash and cash equivalents will be sufficient to meet its anticipated cash needs through the next two months and has substantial doubt about its ability to continue operations beyond such period without obtaining additional financing and/or consummating a strategic alliance with a well-funded business partner. No assurances can be given that the Company will be able to obtain additional debt or equity financing or that it will be successful in finding a merger partner or joint venturer. Failure to obtain additional sources of financing will adversely affect the Company's ability to continue operations. No assurance can be given that, if the Company can obtain additional financing or a strategic alliance, that such financing or alliance will be on terms acceptable to the Company and will not result in substantial dilution to existing shareholders of the Company.

RECENT EVENTS

     In January of 2000, the Company entered into an exclusive one year agreement with Online Partners (Gay.com), the leading gay and lesbian affinity portal. The combination fee and revenue share relationship will establish PetPlanet.com as Gay.com's exclusive e-commerce, advertising and programming partner in the pet channel. Management believes that the relationship will allow the Company to gain access to the largest number of gay and lesbian pet parents online.

     To fund our need for additional working capital, from September 1999 through January 2000 we sold certain notes and equity linked securities to members of our management and a small group of private investors in private placement transactions. Capital raised from these transactions aggregate over approximately $3.5 million.

                                    PART II

ITEM 1.  LEGAL PROCEEDINGS

     From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including employment related claims and claims of alleged infringement of trademarks, copyrights and other intellectual property rights. The Company is currently is not aware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition and operating results.

     Applications have been filed for registration of the mark PETPLANET.COM in International Class 041 (providing information via on-line computer communication networks featuring animal training), 042 (providing access to an interactive computer database in the field of pets, pet stories, pet products and activities with pets) and 035 (providing retail store services available through on-line computer communication networks featuring products and services for pets and pet owners), Serial Numbers 75-129,837 and 75-129,836. An opposition to the applications was filed on November 30, 1998. Settlement was reached on or about February 29, 2000 and the Opposer's Withdrawal with Prejudice was filed March 2, 2000. Management considers the settlement to be strongly favorable to the Company. It is now anticipated that the trademarks will be granted, assuming the remainder of the registration procedure is allowed to run its course uninterrupted.

ITEM 2.  CHANGES IN SECURITIES AND USE OR PROCEEDS

     During January, 2000, the Company issued an aggregate of $1,400,000 principal amount of its 12% Non-negotiable Convertible Notes ("Notes") due January 2001. In connection with the issuance of the Notes, the Company issued warrants ("Warrants") corresponding with the Notes to acquire an aggregate of 327,000 shares of the Company's common stock. 150,000 shares held under the Warrants are exercisable at $3.00 per share and terminate in January 2002; 10,000 shares of the Warrants are exercisable at $5.00 per share and terminate in January 2005; and the remaining 167,000 shares held under the warrants are exercisable at $4.00 per share and terminate in January 2005. The issuance of all of the Notes and Warrants was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to
Section 4(2) thereof and/or Rule 506 of Regulation D of the Securities Act.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  OTHER INFORMATION

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 10QSB

     27.1 Financial Data Schedule for quarter ended January 31, 2000

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PETPLANET.COM, INC.


Date: June 14, 2000                 By:/s/ Steven E. Marder
                                       -----------------------------------------
                                       Steven E. Marder, Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

MUST BE SIGNED BY EACH MEMBER OF THE BOARD AND ITS PRINCIPAL EXEC OFFICER, ITS CONTROLLER OR PRINCIPAL ACCOUNTING OFFICER IF ANY AND ITS PRINCIPAL FINANCIAL OFFICER

      Signatures                                Title                           Date
      ----------                                -----                           ----

/s/ Steven E. Marder      Chairman, President and Chief Executive Officer       June 14, 2000
------------------------  (Principal Executive Officer)
Steven E. Marder


/s/ Jeffrey P. Harris     Senior Vice President of Finance and Operations       June 14, 2000
------------------------  (Principal Financial Officer)
Jeffrey P. Harris


/s/ Kim Marder            Executive Vice President                              June, 14, 2000
------------------------
Kim Marder


/s/ Raymond J. Skiptunis  Director                                              June 14, 2000
------------------------
Raymond J. Skiptunis