Form 10QSB
period 2000-04-30
PETPLANET COM INC
filed 2000-06-14
CIK 318523

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the second quarter ended April 30, 2000

                                    OR

& TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file No. 000-10576

                              PETPLANET.COM, INC.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                          22-2298015
      --------                                          ----------
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                  Identification No.)


21 Stillman Street, Suite 600,
San Francisco, California                                  94107
---------------------------------------                   --------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (415) 243-9000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No _____
                                               -----

  As of March 6, 2000 the Registrant had 9,396,177 shares of Common Stock, $.01 par value, outstanding.

                              PETPLANET.COM, INC.
                         (A Development State Company)

                              PETPLANET.COM, INC.

                        Quarterly Report on Form 10-QSB
                     For the Quarter Ended April 30, 2000

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

                 See accompanying notes, to financial statements.

                              PETPLANET.COM, INC.
                         (A Development State Company)


ITEM I

                          CONSOLIDATED BALANCE SHEETS
                                  (In 000's)

                                                                                          April 30,           October 31,
                                                                                            2000                 1999
                                                                                            ----                 ----
                                                                                         (Unaudited)
                                                                                          ---------
CURRENT ASSETS -
     Cash                                                                                  $    127          $     -
      Accounts Receivable                                                                         1                1
      Inventory                                                                                  11                3
      Prepaid Expenses                                                                            -                -
                                                                                           --------          -------
            Total Current Assets                                                                139                4

PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION OF $48,000 AT APRIL 30, 2000
 AND $17,000 AT OCTOBER 31, 1999
                                                                                                158              179

Other Assets                                                                                     48               17
                                                                                           --------          -------
TOTAL ASSETS                                                                               $    345          $   200
                                                                                           ========          =======

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
     Accounts Liabilities                                                                     2,133          $ 1,853
     Loans/Notes Payable                                                                      3,481            1,032
     Current portion of Capital Lease Liability                                                  17               17
                                                                                           --------          -------
         Total Current Liabilities                                                         $  5,631          $ 2,902

NONCURRENT LIABILITIES -
       Capital Lease Liability                                                                   26               31
                                                                                           --------          -------

TOTAL LIABILITIES                                                                          $  5,657          $ 2,933

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
     Preferred stock, no par value:
        Authorized -2,000,000, none issued

        Issued and outstanding - -0- shares
     Common stock, $.01 par value:
        Authorized - 20,000,000 shares
        Issued and outstanding - 9,464,000 at April 30, 2000,
        9,104,000 at October 31, 1999.                                                           95               91
     Additional paid-in capital                                                               7,550            3,628
     Deficit Accumulated During Development Stage                                           (12,832)          (6,303)
     Loans Receivable - Option Exercise                                                         (64)             (64)
     Deferred Consulting Fees                                                                     -              (85)
     Deferred Interest                                                                          (62)               -
                                                                                           --------          -------
                  Total Stockholders' Equity (Deficiency)                                    (5,312)          (2,733)
                                                                                           --------          -------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                                   $    345          $   200
                                                                                           ========          =======

                See accompanying notes to financial statements.

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                   (In 000's)

                                                                               CommonStock
                                                                               -----------           Additional  Deficit Accumulated
                                                                                          $.01 Par     Paid-in   During Development
                                                                            Shares          Value      Capital          Stage
                                                                            ------         ------      -------   -------------------
OCTOBER 3, 1996 (DATE OF INCEPTION) TO MARCH 31, 1997
     Common stock issued in October 1996                                      1,278          $ 13       $ -              $ -
     Stockholder services contributed                                           -              -           12              -
     Net loss                                                                   -              -          -               (24)
                                                                             ------        ------      ------          ------
BALANCE, MARCH 31, 1997                                                       1,278            13          12             (24)


YEAR ENDED MARCH 31, 1998 -
     Stockholder services contributed                                          -               -          100              -
     Net loss                                                                  -               -          -              (146)
                                                                             ------        ------      ------          ------
BALANCE, MARCH 31, 1998                                                       1,278            13         112            (170)

YEAR ENDED OCTOBER 31, 1999 -
     Effect of merger along with underlying equity financing in May 1999      2,250            22         961              -
     Conversion of bridge financing into equity in May 1999                     100             1          49              -
     Exercise of options by employee in May 1999 at $.29 per share              204             2          62              -
     Common stock issued in period                                            5,112            51         (47)             -
     Stockholder services contributed                                          -               -          100              -
     Common stock issued for services                                           160             2         115              -
     Options issued for services                                               -               -          102              -
Discount on issuance of convertible debt                                       -               -           71              -
     Interest                                                                  -               -        1,763
     Consulting Services                                                       -               -          287              -
     Vendors                                                                   -               -           53
     Net loss                                                                  -               -          -            (6,133)
                                                                             ------        ------      ------          ------
BALANCE, OCTOBER 31, 1999                                                     9,104          $ 91     $ 3,628        $ (6,303)
                                                                             ======        ======      ======          ======

SIX MONTHS ENDED April 30, 2000 (Unaudited)

     Issuance of common stock                                                   250             3         498              -
     Conversion of Warrants to common stock                                     110             1          34              -
     Allocation of notes payable proceeds to purchase of warrants              -               -        1,351              -
Issuance of Company options, warrants and beneficial conversion feature of notes payable for:
     Interest                                                                  -               -        1,759              -
     Vendors                                                                   -               -          280              -
Net Loss for period                                                            -               -          -            (6,529)
                                                                             ------        ------      ------          ------

BALANCE APRIL 30, 2000                                                        9,464          $ 95     $ 7,550       $ (12,832)
                                                                             ======        ======      ======          ======

                                                                                Employee       Deferred       Stockholders'
                                                                                  Note                           Equity
                                                                                                 Fees         (Deficiency)
                                                                                ---------      ---------      -------------

OCTOBER 3, 1996 (DATE OF INCEPTION) TO MARCH 31, 1997
     Common stock issued in October 1996                                            $ -            $ -            $ 13
     Stockholder services contributed                                                 -              -              12
     Net loss                                                                         -              -             (24)
                                                                                   -----          -----          -----
BALANCE, MARCH 31, 1997                                                               -              -               1

YEAR ENDED MARCH 31, 1998 -
     Stockholder services contributed                                                 -              -             100
     Net loss                                                                         -              -            (146)

BALANCE, MARCH 31, 1998                                                               -              -             (45)

YEAR ENDED OCTOBER 31, 1999 -
     Effect of merger along with underlying equity financing in May 1999              -              -             983
     Conversion of bridge financing into equity in May 1999                           -              -              50
     Exercise of options by employee in May 1999 at $.29 per share                   (64)            -              -
     Common stock issued in period                                                    -              -               4
     Stockholder services contributed                                                 -              -             100
     Common stock issued for services                                                 -            (115)             2
     Options issued for services                                                      -              -             102
Discount on issuance of convertible debt                                              -              -              73
     Interest                                                                                                    1,763
     Consulting Services                                                              -              -             287
     Vendors                                                                                                        53
     Net loss                                                                         -              30         (6,103)
                                                                                   -----          -----          -----
BALANCE, OCTOBER 31, 1999                                                          $ (64)         $ (85)      $ (2,733)
                                                                                   =====          =====          =====

SIX MONTHS ENDED April 30, 2000 (Unaudited)

     Issuance of common stock                                                         -              -             501
     Conversion of Warrants to common stock                                           -              -              35
     Allocation of notes payable proceeds to purchase of warrants                     -              -           1,351
Issuance of Company options, warrants and beneficial conversion feature of notes payable for:
     Interest                                                                         -             (62)         1,697
     Vendors                                                                          -              -             280
Net Loss for period                                                                   -              85         (6,444)
                                                                                   -----          -----          -----
BALANCE APRIL 30, 2000                                                             $ (64)         $ (62)      $ (5,312)
                                                                                   =====          =====          =====

                              PETPLANET.COM, INC.
                         (A Development State Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (in 000's)



                                                                                                                  October 3,
                                                    Three Months    Three Months    Six Months    Six Months    1996 (Date of
                                                       Ended           Ended          Ended         Ended      Inception) to
                                                      April 30,       April 30,      April 30,     April 30,      April 30,
                                                         2000            1999          2000          1999             2000
                                                    (Unaudited)     (Unaudited)     (Unaudited)   (Unaudited)    (Unaudited)
                                                     ---------       ---------       ---------     ---------      ---------

OPERATING REVENUES                                   $    34           $    -         $    71       $     -       $    81

COST OF GOODS                                             42                -              87             -            99
                                                     -------           ------         -------         -----       --------

GROSS LOSS                                                (8)               -             (15)            -           (17)

COSTS AND EXPENSES:
    Product Development                                  238               50             521            75         2,085
    Sales and Marketing Expenses                         895                6           1,828            60         3,064
    General and Administrative expenses                  865               18           1,707           220         3,335
    Depreciation/Amortization                             16                -              32             1            49
                                                     -------           ------         -------         -----      --------

    Operating Income                                  (2,022)             (74)         (4,103)         (356)       (8,550)

    Interest expense                                   1,163               --           2,426             -         4,282
                                                     -------           ------         -------         -----      --------

NET LOSS                                             $(3,185)          $  (74)        $(6,529)        $(356)     $(12,832)
                                                     =======           ======         =======         =====      ========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                 9,414            6,754           9,332         6,754         5,062
                                                     =======           ======         =======         =====      ========


BASIC AND DILUTED LOSS PER COMMON SHARE                $(.34)           $(.01)          $(.70)        $(.05)       $(2.53)
                                                     =======           ======         =======         =====      ========


                See accompanying notes to financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In 000's)


                                                                                                              October 3,
                                                                 Six Months             Six Months           1996 (Date of
                                                                    Ended                 Ended              Inception) to
                                                                  April 30,             April 30,              April 30,
                                                                    2000                   1999                  2000
                                                                 (Unaudited)            (Unaudited)           (Unaudited)
                                                                  ---------              ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                               $(6,529)                 $(354)               $(12,832)
  Adjustments to reconcile net income (loss) to net
    cash flows from operating activities:
        Depreciation                                                   32                      1                      49
        Deferred Consulting Fees                                       85                      -                     115
        Deferred Interest                                             (62)                     -                     (62)
        Stockholders services contributed                               -                    100                     224
        Common stock issued for services                               35                      -                      37
        Discount on issuance of convertible debt                        -                      -                      71
        Options and warrants issued and amortization
        of loan discount and beneficial conversion
        feature on notes payable for interest and services          2,574                    102                   4,779
        Changes in operating assets and liabilities:
         Accounts Receivable                                            -                      -                       1
         Inventory                                                     (8)                     -                     (11)
         Deposits                                                     (31)                     -                     (48)
         Accounts Payable/Accrued Liabilities                         281                     17                   2,138
                                                                  -------                  -----                --------
                Net cash flows - operating activities              (3,623)                  (134)                 (5,539)

CASH FLOW FROM INVESTING ACTIVITIES -
  Purchase of property and equipment                                  (11)                    (6)                   (155)
                                                                  -------                  -----                --------
CASH FLOWS FROM FINANCING ACTIVITIES -
  Proceeds from issuance of common stock                              525                      -                   1,513
  Proceeds of loans payable                                         1,890                    150                   2,895
  Proceeds of loan allocated to purchase of warrants                1,351                                          1,351
  Proceeds of notes from affiliated company                             -                     15                      71
  Capital Lease Liability                                              (5)                     -                      (9)
                                                                  -------                  -----                --------

                Net cash flows - financing activities               3,761                    165                   5,821
                                                                  -------                  -----                --------
NET CHANGE IN CASH                                                    127                     25                     127

CASH, BEGINNING OF PERIOD                                         $     -                      1                       -
                                                                  -------                  -----               ---------
CASH, END OF PERIOD                                               $   127                  $  26               $     127
                                                                  =======                  =====               =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                                   $     6                  $   -              $        6
                                                                  =======                  =====              ==========
  Income taxes paid                                               $     -                  $   -              $        -
                                                                  =======                  =====              ==========
  Stock issued for deferred consulting fees                       $     -                  $   -              $      115
                                                                  =======                  =====              ==========

NOTE 1   BUSINESS DESCRIPTION

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

         The Company's primary business services the pet industry in several areas. The Company supports the Business to Consumer market through the operation of its flagship PetPlanet.com website and is supplemented by the PetVantage Network, a savings club geared towards the pet enthusiast. The Business to Business model channel is currently serviced through the Company's Local Pet Business Network (LPBN) where independent merchants are Internet enabled to better service their loyal customer base with the support of local distribution. Revenues are expected to be derived primarily from electronic commerce associated with the sale of pet foods and related products, advertising, sponsorships, membership fees and other sources.

NOTE 2   BASIS OF PRESENTATION

         The consolidated financial statements as of April 30, 2000 and 1999 have been prepared by PetPlanet.com, Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The Balance Sheet at October 31, 1999 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the quarter ended April 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended October 31, 2000. The consolidated financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's 10-KSB for the period ended October 31, 1999.

NOTE 3   GOING CONCERN

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

NOTE 6   ACCOUNTING POLICY FOR OPTIONS

         The Company uses the intrinsic value method of accounting to measure compensation expense for options issued to employees. If the fair value method had been used to measure compensation expense, net loss would have increased by approximately $90,000 and $180,000 or $.01 and $.02 respectively per share for the three and six months ended April 30, 2000. For the six months ended April 30, 2000, the fair value of options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions, respectively: risk free interest rate of 6%, dividend yield of 0.0%, volatility factors of the expected market price of the Company's common stock of 67% and a weighted average life of the options ranging up to four years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of trade options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require that the stock is not traded publicly, the employee stock options have characteristics significantly different from those of normal publicly traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

         The Company launched its e-commerce component, and effectively commenced its business, in September, 1999 The Company had no other source of revenue prior to that time. Accordingly, period-to-period comparisons in this Item are not meaningful or appropriate.


OVERVIEW

         PetPlanet.com, Inc., a Delaware corporation (the "Company") is a development stage company, located in San Francisco, California. On May13, 1999, the Company (then known as Techscience Industries Inc. ) ("TSCI") and PetPlanet.com, Inc. ("PPI"), a California corporation incorporated in October 1996 (Date of Inception) and the individual holders of all of the outstanding capital stock of PPI (the "Holders") consummated a reverse acquisition (the "Reorganization") pursuant to a certain Agreement and Plan of Reorganization ("Reorganization Agreement"). Pursuant to the Reorganization Agreement, the Holders tendered to the Company all issued and outstanding shares of common stock of PPI in exchange for shares of common stock of the Company, and therefore PPI became the wholly owed subsidiary of the Company. The Company also issued options to purchase shares of the Company's common stock to holders of options to purchase PPI common stock. The Reorganization was accounted for as a reverse acquisition. As part of the Reorganization, TSCI changed its name to PetPlanet.com, Inc. on May 20, 1999 The description herein of the operations of the Company include, to the extent applicable, the operations of its wholly owned subsidiary, PPI.

     Simultaneous with the closing of the Reorganization, all of the then officers and directors of the Company tendered their respective resignations in accordance with the terms of the Reorganization Agreement. Shareholders elected Steven E. Marder and Kim Marder to serve on the Board of Directors of the Company (the "Board"). The Board subsequently appointed Steven E. Marder as the President and Chief Executive Officer of the Company. Raymond J Skiptunis was subsequently added to the Board in May 2000.

     The Company plans to differentiate itself from its well-funded "Business to Consumer" competition with a unique "Business to Business to Consumer" model. With the launch of Local Pet Business Network (LPBN), the Company intends to capitalize on the most valuable e-commerce relationship between the local merchant/service provider and its local customer. The Company plans to provide the infrastructure and tools necessary to empower thousands of pet-related businesses to service their loyal local customer base as well as grow their existing customer base.

     In addition, the Company recently announced the launch of the PetVantage Network. PetVantage is a savings club geared specifically towards pet owners. The Network is a joint initiative between PetPlanet.com and Protective Consumer Direct. Among the many benefits to membership, consumers will receive valuable savings on all purchases at PetPlanet.com.


RESULTS OF OPERATIONS


NET SALES

     Net sales were $34,000 for the current quarter and $71,000 for the six
months ended April 30, 2000.   Net sales consist primarily of product sales to
customers and charges to customers for outbound shipping and handling and are net of product returns and promotional discounts. Sales for the quarter were relatively flat as certain holiday promotion campaigns were discontinued in the current quarter and were replaced with less aggressive offers. In addition, delays in the launch of the Local Pet Business Network lessened the impact to current quarter sales.

GROSS PROFIT

     Gross Profit/(Loss) was ($8,000) for the current quarter and ($15,000) for the six months ended April 30, 2000. Gross Profit is calculated as net sales less the cost of sales, consisting of product costs sold to customers as well as outbound shipping and handling costs. Gross profit was negative for the quarter as a result of the Company's promotions offerings and cost of product shipment. Factoring out these promotions, product gross margins were positive for the
quarter and for the six month period.   The Company plans to continue offering
some promotional discounts for the foreseeable future. Although management believes it will be able to further decrease the costs associated with promotions in the future, no assurance can be given that the Company will not be required to continue to offer appealing discounts or fund promotions in order to remain competitive in the industry.


SALES AND MARKETING

     Sales and Marketing expenses were $895,000 for the current quarter and $1,828,000 for the six months ended April 30, 2000. These expenses consist primarily of advertising and promotional expenditures, public relations and online distribution agreements. The Company significantly increased it advertising expenditures in fiscal 2000 to correspond with the launch of the e-commerce portion of the site. Sales and marketing expenses for the quarter included distribution payments to AOL, Mapquest, Gay.com and Go2Net for preferred positioning on their sites, as well as other event sponsorships. The Company is currently evaluating alternative strategies to acquire customers in a more cost effective manner.


PRODUCT DEVELOPMENT

     Product development expenses were $238,000 for the current quarter and $521,000 for the six months ended April 30, 2000. Product development costs consist primarily of payments to our third party technology partner and related expenses for the continued development and maintenance of our website. Development costs will continue as the Company adds features to its flagship brand and continues development of the Local Pet Business Network and PetVantage club site.


GENERAL AND ADMINISTRATIVE

     General and administrative expenses were $865,000 for the current quarter and $1,707,000 for the sixth months ended April 30, 2000. These costs consist primarily of payroll and related expenses for executive and administrative personnel, facilities expenses, professional service expenses, travel and other back-office expenses.


INTEREST EXPENSE

     Interest expense was $1,163,000 for the current quarter and $2,426,000 for the six months ended April 30, 2000. Interest charges relate primarily to loans payable that the Company has entered into as part of financing activities.
Loans have increased significantly from prior periods as the Company has funded its efforts to market the e-commerce launch of the site as well as other operating activities.


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


LIQUIDITY AND CAPITAL RESOURCES

     As of April 30, 2000, the Company's principal source of liquidity consisted
of $127,000 of cash.    Net cash used in operating activities was $3.6 million
for the six months ended April 30, 2000. Net operating cash flows were primarily attributable to net losses for the quarter.

     Net cash provided by financing activities was $3.8 million for the six months ended April 30, 2000 resulting from the issuance of several convertible notes as well as $525,000 of common stock investment. The notes carry conversion prices ranging from $2 to $5 per share of the Company's common stock.

     The Company believes that current cash and cash equivalents will be sufficient to meet its anticipated cash needs through the next month and has substantial doubt about its ability to continue operations beyond such period without obtaining additional financing and/or consummating a strategic alliance with a well-funded business partner. Although the Company is continually pursuing additional funding, no assurances can be given that the Company will be able to obtain additional debt or equity financing or that it will be successful in finding a merger partner or joint venturer. Failure to obtain additional sources of financing will adversely affect the Company's ability to continue operations. No assurance can be given that, if the Company can obtain additional financing or a strategic alliance, that such financing or alliance will be on terms acceptable to the Company and will not result in substantial dilution to existing shareholders of the Company.

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

     In April, the Company officially launched the Local Pet Business Network to its charter customers. The Network allows local independent retailers to supports their loyal local customer base with a dynamic e-commerce enabled web presence. The Company is rolling out the program in the Midwest and expects to expand to other areas of the country in the coming months.

     Also in April, the financial public relations firm The Wall Street Group was retained by the Company to assist in increasing awareness and visibility in the investment community. The Wall Street Group is the oldest firm of its kind specializing in developing investment community sponsorship for the shares of growth companies.

     In May, the investment banking firm Ryan, Beck and Co. was retained by the
Company to assist in pursuing and evaluating strategic opportunities.   Ryan,
Beck and Co. is primarily expected to assist in the areas of general financial advisement, mergers and acquisitions, and additional fund raising activities.

     In June, the Company officially launched the PetVantage Network. The Network is a joint strategic initiative between the Company and Protective Consumer Direct, wholly owned division of Protective Life (NYSE:PL). PetVantage is a pet club subscription program that will offer a variety of online and offline savings and benefits including pet supplies through PetPlanet.com, discounts off of vet visits, pet insurance and savings on various travel related expenses.


                                    PART II


ITEM 1.  LEGAL PROCEEDINGS

     From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including employment related claims and claims of alleged infringement of trademarks, copyrights and other intellectual property rights. Except as otherwise set forth herein, the Company is currently unaware of any such legal proceedings or claims that it believes will have, individually or in the aggregate, a material adverse effect on its business, prospects, financial condition and operating results.

     A Canadian attorney recently contacted the Company regarding a possible Canadian trademark infringement against a Canadian product retailer. Management does not anticipate this to be a problem as the Company has established rights under U.S. trademark law and does not market or deliver products to Canada.


ITEM 2.  CHANGES IN SECURITIES AND USE OR PROCEEDS

     During March, 2000, the Company issued an aggregate principal amount of $1,000,000 of its 12% Non-negotiable Convertible Notes (the "Note") due March 2001. In connection with the issuance of the Note, the

Company issued warrants ("Warrants") corresponding with the Notes to acquire an aggregate of 166,660 shares exercisable at $4.00 per share and terminating in March 2003. In the event that $2.5 million of financing is not obtained within sixty days after the issuance dates, then the Warrants will be for 200,000 shares at $2 per share. The issuance of all of the Note and Warrant was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof and/or Rule 506 of Regulation D of the Securities Act.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held its Annual Meeting of the Shareholders on May 5, 2000 (the "Meeting"). The shareholders elected the following directors of the Company to serve until the next annual meeting. The total number of votes cast "For" and "Withheld" in respect of the following nominees are as set forth opposite their respective names:

                               Votes For   Votes Abstaining

     Steven E. Marder          7,584,891   3,910
     Kim A. Marder             7,584,891   3,910
     Raymond J. Skiptunis      7,565,861   22,940

     The shareholders ratified and approved the Company's 1999 Stock Option Plan, the details of which were set forth in the Proxy Statement. The total number of shares cast "For," cast "Against," and "Abstention" are set forth below.

     Votes For   Votes Against    Abstentions

     6,459,289   203,314          2,624

     Finally, the shareholders of the Company ratified and approved the selection of Wiss & Company, LLP, as the Company's independent public accountant for the fiscal year ending October 31, 2000. The total number of shares cast "For," cast "Against," and "Abstention" are as follows.

     Votes For   Votes Against    Abstentions

     7,588,161   480              160


ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 10QSB

    27.1  Financial Data Schedule for quarter ended April 30, 2000.



                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 PETPLANET.COM, INC.


Date: June 14, 2000       By: /s/ Steven E. Marder
                       -----------------------------------------
                       Steven E. Marder, Chief Executive Officer


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


/s/ Kim Marder                   Executive Vice President                                           June 14, 2000
------------------------
Kim Marder

/s/ Raymond J. Skiptunis         Director                                                           June 14, 2000
------------------------
Raymond J. Skiptunis