Form 10QSB
period 2000-07-31
PETPLANET COM INC
filed 2000-09-14
CIK 318523

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the third quarter ended July 31, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         Commission file No. 000-10576

                              PETPLANET.COM, INC.
              --------------------------------------------------
            (Exact name of registrant as specified in its charter)

      Delaware                                                22-2298015
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

21 Stillman Street, Suite 600, San Francisco, California         94107
--------------------------------------------------------         -----
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

     As of September 6, 2000 the Registrant had 9,496,177 shares of Common Stock, $.01 par value, outstanding.

                              PETPLANET.COM, INC.
                        (A Development Stage Company)

                              PETPLANET.COM, INC.

                        Quarterly Report on Form 10-QSB
                      For the Quarter Ended July 31, 2000

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

                              PETPLANET.COM, INC.
                         (A Development Stage Company)


ITEM I

                          CONSOLIDATED BALANCE SHEETS
                                  (In 000's)

                                                                             July 31,       October 31,
                                                                               2000             1999
                                                                               ----             ----
                                                                            (Unaudited)
                                                                            -----------
CURRENT ASSETS -
     Cash                                                                   $      -          $     -
     Accounts Receivable                                                           2                1
     Inventory                                                                    11                3
     Prepaid Expenses                                                              -                -
                                                                            --------          -------
            Total Current Assets                                                  13                4
PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION OF
$64,000 AT JULY 31, 2000 AND $17,000 AT OCTOBER 31, 1999                         146              179

Other Assets                                                                      53               17
                                                                            --------          -------
TOTAL ASSETS                                                                $    212          $   200
                                                                            ========          =======

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
     Accounts Payable                                                       $  3,066          $ 1,853
     Deferred Revenue                                                              2                -
     Loans/Notes Payable                                                       4,049            1,032
     Current portion of Capital Lease Liability                                   17               17
                                                                            --------          -------
           Total Current Liabilities                                        $  7,134          $ 2,902

NONCURRENT LIABILITIES -
     Capital Lease Liability                                                      19               31
                                                                            --------          -------

TOTAL LIABILITIES                                                           $  7,153          $ 2,933

COMMITMENTS & CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
     Preferred stock, no par value:
        Authorized -2,000,000, none issued

        Issued and outstanding - -0- shares
     Common stock, $.01 par value:
        Authorized - 20,000,000 shares
        Issued and outstanding - 9,104,000 at October 31, 1999,
        9,496,000 at July 31, 2000                                                95               91
     Additional paid-in capital                                                7,691            3,628
     Deficit Accumulated During Development Stage                            (14,601)          (6,303)
     Loans Receivable - Option Exercise                                          (64)             (64)
     Deferred Consulting Fees                                                      -              (85)
     Deferred Interest                                                           (62)               -
                                                                            --------          -------
           Total Stockholders' Equity (Deficiency)                            (6,941)          (2,733)
                                                                            --------          -------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                    $    212          $   200
                                                                            ========          =======

                See accompanying notes to financial statements.

                              PETPLANET.COM, INC.
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (in 000's)

                                                                                                            October 3,
                                               Three Months   Three Months   Nine Months   Nine Months    1996 (Date of
                                                   Ended          Ended         Ended         Ended       Inception) to
                                                 July 31,       July 31,       July 31,      July 31,        July 31,
                                                   2000           1999          2000          1999             2000
                                               (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)     (Unaudited)
                                               -----------    -----------    -----------   -----------     -----------
OPERATING REVENUES                                 $    23         $    -        $    94        $    -        $    104

COST OF GOODS                                           19              -            106             -             118
                                                   -------         ------        -------        ------        --------

GROSS LOSS                                               4              -            (12)            -             (14)

COSTS AND EXPENSES:
  Product Development                                  151            126            672           181           2,236
  Sales and Marketing                                  397             25          2,225            85           3,461
  General and Administrative                           754            559          2,461           666           4,089
  Depreciation/Amortization                             16              4             48             5              65
                                                   -------         ------        -------        ------        --------

  Operating Income                                  (1,313)          (714)        (5,418)         (937)         (9,865)

  Interest expense                                     454              2          2,880             4           4,736
                                                   -------         ------        -------        ------        --------

NET LOSS                                           $(1,768)        $ (716)       $(8,298)       $ (941)       $(14,601)
                                                   =======         ======        =======        ======        ========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                 9,496          8,713          9,386         7,407           5,339
                                                   =======         ======        =======        ======        ========

BASIC AND DILUTED LOSS PER COMMON SHARE            $  (.19)        $ (.08)       $  (.88)       $ (.13)       $  (2.73)
                                                   =======         ======        =======        ======        ========

                See accompanying notes to financial statements.

          STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                  (In 000's)


                                                                              Common Stock       Additional   Deficit Accumulated
                                                                           --------------------
                                                                                       $.01 Par    Paid-in     During Development
                                                                             Shares       Value    Capital           Stage
                                                                           ----------  --------   ----------  -------------------
OCTOBER 3, 1996 (DATE OF INCEPTION) TO MARCH 31, 1997
  Common stock issued in October 1996                                           1,278  $     13    $      -        $       -
  Stockholder services contributed                                                  -         -          12                -
  Net loss                                                                          -         -           -              (24)
                                                                           ----------  --------    --------        ---------

BALANCE, MARCH 31, 1997                                                         1,278        13          12              (24)

YEAR ENDED MARCH 31, 1998 -
  Stockholder services contributed                                                  -         -         100                -
  Net loss                                                                          -         -           -             (146)
                                                                           ----------  --------    --------        ---------

BALANCE, MARCH 31, 1998                                                         1,278        13         112             (170)

YEAR ENDED OCTOBER 31, 1999 -
  Effect of merger along with underlying equity financing in May 1999           2,250        22         961                -
  Conversion of bridge financing into equity in May 1999                          100         1          49                -
  Exercise of options by employee in May 1999 at $.29 per share                   204         2          62                -
  Common stock issued in period                                                 5,112        51         (47)               -
  Stockholder services contributed                                                  -         -         100                -
  Common stock issued for services                                                160         2         115                -
  Options issued for services                                                       -         -         102                -
Discount on issuance of convertible debt                                            -         -          71                -
  Interest                                                                          -         -       1,763
  Consulting Services                                                               -         -         287                -
  Vendors                                                                           -         -          53
  Net loss                                                                          -         -           -           (6,133)
                                                                           ----------  --------    --------        ---------

BALANCE, OCTOBER 31, 1999                                                       9,104  $     91    $  3,628        $  (6,303)
                                                                           ==========  ========    ========        =========

NINE MONTHS ENDED July 31, 2000 (Unaudited)

  Issuance of common stock                                                        250         3         498                -
  Conversion of Warrants to common stock                                          142         1          34                -
  Allocation of notes payable proceeds to purchase of warrants                      -         -       1,351                -
Issuance of Company options, warrants and beneficial conversion feature of notes payable for:
  Interest                                                                          -         -       1,759                -
  Vendors                                                                           -         -         420                -
Net Loss for period                                                                 -         -           -           (8,298)
                                                                           ----------  --------    --------        ---------

BALANCE JULY 31, 2000                                                           9,496  $     95    $  7,691        $ (14,601)
                                                                           ==========  ========    ========        =========
                                                                           Employee   Deferred   Stockholders'

                                                                             Note                  Equity
                                                                                       Fees      (Deficiency)
                                                                           --------   --------   -------------
OCTOBER 3, 1996 (DATE OF INCEPTION) TO MARCH 31, 1997
  Common stock issued in October 1996                                      $      -   $      -   $          13
  Stockholder services contributed                                                -          -              12
  Net loss                                                                        -          -             (24)
                                                                           --------   --------   -------------

BALANCE, MARCH 31, 1997                                                           -          -               1

YEAR ENDED MARCH 31, 1998 -
  Stockholder services contributed                                                -          -             100
  Net loss                                                                        -          -            (146)
                                                                           --------   --------   -------------

BALANCE, MARCH 31, 1998                                                           -          -             (45)

YEAR ENDED OCTOBER 31, 1999 -
  Effect of merger along with underlying equity financing in May 1999             -          -             983
  Conversion of bridge financing into equity in May 1999                          -          -              50
  Exercise of options by employee in May 1999 at $.29 per share                 (64)         -               -
  Common stock issued in period                                                   -          -               4
  Stockholder services contributed                                                -          -             100
  Common stock issued for services                                                -       (115)              2
  Options issued for services                                                     -          -             102
Discount on issuance of convertible debt                                          -          -              73
  Interest                                                                                               1,763
  Consulting Services                                                             -          -             287
  Vendors                                                                                                   53
  Net loss                                                                        -         30          (6,103)
                                                                           --------   --------   -------------

BALANCE, OCTOBER 31, 1999                                                  $    (64)  $    (85)  $      (2,733)
                                                                           ========   ========   =============

NINE MONTHS ENDED July 31, 2000 (Unaudited)

  Issuance of common stock                                                        -          -             501
  Conversion of Warrants to common stock                                          -          -              35
  Allocation of notes payable proceeds to purchase of warrants                    -          -           1,351
Issuance of Company options, warrants and beneficial conversion feature of notes payable for:
  Interest                                                                        -        (62)          1,697
  Vendors                                                                         -          -             420
Net Loss for period                                                               -         85          (8,213)
                                                                           --------   --------   -------------

BALANCE JULY 31, 2000                                                      $    (64)  $    (62)  $      (6,941)
                                                                           ========   ========   =============

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In 000's)


                                                                                                     October 3,
                                                            Nine Months           Nine Months      1996 (Date of
                                                               Ended                 Ended         Inception) to
                                                              July 31,              July 31,          July 31,
                                                                2000                  1999              2000
                                                            (Unaudited)           (Unaudited)       (Unaudited)
                                                            -----------           -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $    (8,298)         $     (941)        $   (14,601)
  Adjustments to reconcile net income (loss) to net
     cash flows from operating activities:
        Depreciation                                                  48                   5                  65
        Deferred Consulting Fees                                      85                   -                 115
        Deferred Interest                                            (62)                  -                 (62)
        Stockholders services contributed                              -                  42                 224
        Common stock issued for services                              35                   2                  37
        Discount on issuance of convertible debt                       -                   -                  71
        Options and warrants issued and amortization
        of loan discount and beneficial conversion
        feature on notes payable for interest and services         3,022                  71               5,229
        Changes in operating assets and liabilities:
          Accounts Receivable                                         (1)                  -                  (2)
          Inventory                                                   (8)                  -                 (11)
          Deposits                                                   (36)                  -                 (53)
          Accounts Payable/Accrued Liabilities                     1,213                 106               3,070
          Unearned Revenues                                            2                   -                   2
                                                             -----------         -----------         -----------
                Net cash flows - operating activities             (4,000)               (715)             (5,916)
CASH FLOW FROM INVESTING ACTIVITIES -
  Purchase of property and equipment                                 (15)                (46)               (159)
                                                             -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES -
  Proceeds from issuance of common stock                             536                 872               1,524
  Proceeds of loans payable                                        2,140                   -               3,145
  Proceeds of loan allocated to purchase of warrants               1,351                   -               1,351
  Proceeds of notes from affiliated company                            -                  13                  71
  Capital Lease Liability                                            (12)                  -                 (16)
                                                             -----------         -----------         -----------

                Net cash flows - financing activities              4,000                 885               6,075
                                                             -----------         -----------         -----------
NET CHANGE IN CASH                                                     -                 124                   -
CASH, BEGINNING OF PERIOD                                              -                   2                   -
                                                             -----------         -----------         -----------
CASH, END OF PERIOD                                          $         -         $       126         $         -
                                                             ===========         ===========         ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                                              $         6         $         -         $         6
                                                             ===========         ===========         ===========
  Income taxes paid                                          $         -         $         -         $         -
                                                             ===========         ===========         ===========
  Stock issued for deferred consulting fees                  $         -         $         -         $       115
                                                             ===========         ===========         ===========

NOTE 1    BUSINESS DESCRIPTION

          PetPlanet.Com, Inc. (the "Company") is a development stage company, located in San Francisco, California and was incorporated under the laws of the State of California in October 1996 (Date of Inception). On May 15, 1999, the Company consummated a reverse acquisition with Techscience Industries Inc., a Delaware corporation ("TSCI"). After the acquisition, the Company became the wholly-owned subsidiary of TSCI. As part of this transaction, TSCI changed its name to PetPlanet.com, Inc.

          The Company's primary business services the pet industry in several areas. The Company supports the Business to Consumer market through the operation of its flagship PetPlanet.com website and is supplemented by the PetVantage Network, a savings club geared towards the pet enthusiast. The Business to Business model channel is currently serviced through the Company's Local Pet Business Network (LPBN) where independent merchants are Internet enabled to better service their loyal customer base with the support of local distribution. Revenues are expected to be derived primarily from club membership fees and electronic commerce associated with the sale of pet related products, advertising, sponsorships and other sources.

NOTE 2    BASIS OF PRESENTATION

          The consolidated financial statements as of July 31, 2000 and 1999 have been prepared by PetPlanet.com, Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange commission (the "SEC"). These statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments and accruals) necessary to present fairly the results for the periods presented. The Balance Sheet at October 31, 1999 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Operating results for the nine months and quarter ended July 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended October 31, 2000. The consolidated financial statements should be read in conjunction with the audited financial statements and the accompanying notes included in the Company's 10-KSB for the period ended October 31, 1999.

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

NOTE 6    ACCOUNTING POLICY FOR OPTIONS

     The Company uses the intrinsic value method of accounting (APB 25) to measure compensation expense for options issued to employees. If the fair value method had been used to measure compensation expense, net loss would have increased by approximately $91,000 and $272,000 or $.01 and $.03 respectively per share for the three and nine months ended July 31, 2000. For the nine months ended July 31, 2000, the fair value of options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions, respectively: risk free interest rate of 6%, dividend yield of 0.0%, volatility factors of the expected market price of the Company's common stock of 67% and a weighted average life of the options ranging up to four years.

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

      The Company launched its e-commerce component, and effectively commenced its business, in September, 1999. The Company had no other source of revenue prior to that time. Accordingly, period-to-period comparisons in this Item are not meaningful or appropriate.


OVERVIEW

      PetPlanet.com, Inc., a Delaware corporation (the "Company") is a development stage company, located in San Francisco, California. On May 13, 1999, the Company (then known as Techscience Industries Inc.) ("TSCI") and PetPlanet.com, Inc. ("PPI"), a California corporation incorporated in October 1996 (Date of Inception) and the individual holders of all of the outstanding capital stock of PPI (the "Holders") consummated a reverse acquisition (the "Reorganization") pursuant to a certain Agreement and Plan of Reorganization ("Reorganization Agreement"). Pursuant to the Reorganization Agreement, the Holders tendered to the Company all issued and outstanding shares of common stock of PPI in exchange for shares of common stock of the Company, and therefore PPI became the wholly owed subsidiary of the Company. The Company also issued options to purchase shares of the Company's common stock to holders of options to purchase PPI common stock. The Reorganization was accounted for as a reverse acquisition. As part of the Reorganization, TSCI changed its name to PetPlanet.com, Inc. on May 20, 1999 The description herein of the operations of the Company include, to the extent applicable, the operations of its wholly owned subsidiary, PPI.

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

      The Company plans to differentiate itself from its well-funded "Business to Consumer" competition with a unique "Business to Business to Consumer" model. With the launch of Local Pet Business Network (LPBN), the Company intends to capitalize on the most valuable e-commerce relationship between the local merchant/service provider and its local customer. The Company plans to provide the infrastructure and tools necessary to empower pet-related businesses to service their loyal local customer base as well as grow their existing customer base.

      In addition, the Company recently announced the launch of the PetVantage Network. PetVantage is a discount club geared specifically towards pet owners. The Network is a joint initiative between PetPlanet.com and Protective Consumer Direct, a wholly owned division of Protective Life. Among the many benefits to membership, consumers will receive valuable savings on all purchases at PetPlanet.com. The Club is key to the Company's ongoing strategy of low cost customer acquisition.

      During the quarter, the Company undertook aggressive cost cutting measures after evaluating the results of certain marketing relationships as well as the difficulty of securing additional capital in a violatile marketplace. These cost saving measures included:

  - The discontinuation of certain costly online marketing distribution agreements (AOL/Mapquest) and aggressive online product discounting

  -  A reduction in new product development initiatives

  - Reduced general and administration costs through employee attrition and other overhead cost savings

      The impact of these cost reductions has included lower product revenues but more favorable product margins and a significantly reduced overall cash burn rate.

      Management continues to actively lower the cash burn rate and will use additional funds to execute on the Company's new cost-effective customer acquisition and conversion strategies.


RESULTS OF OPERATIONS


NET SALES

      Net sales were $23,000 for the current quarter and $94,000 for the nine months ended July 31, 2000. Net sales consist primarily of product sales to customers and charges to customers for outbound shipping and handling and are net of product returns and promotional discounts. Sales for the quarter were down from the prior quarter as the Company terminated many of its online marketing relationships which had served to drive consumer traffic to the site. In addition, online shipping promotions were discontinued and replaced with less aggressive offers.


GROSS PROFIT

      Gross Profit/(Loss) was $4,000 for the current quarter and ($11,000) for the nine months ended July 31, 2000. Gross Profit is calculated as net sales less the cost of sales, consisting of product costs sold to customers as well as outbound shipping and handling costs. Gross profit was a positive 17% for the quarter as a result of the Company's reduction in online product promotions. However, promotions run earlier in the year have driven margins negative year-to-date. The Company plans to continue offering some promotional discounts for the foreseeable future as necessary to remain competitive in the industry but will place a high emphasis on maintaining favorable product margins.

SALES AND MARKETING

      Sales and Marketing expenses were $397,000 for the current quarter and $2,225,000 for the nine months ended July 31, 2000. These expenses consist primarily of advertising and promotional expenditures, public relations and online distribution agreements. The Company significantly increased it advertising expenditures in fiscal 2000 to correspond with the launch of the e-commerce portion of the site. However, in the current quarter, the Company terminated several distribution agreements to help significantly reduce cash flow including agreements with AOL, Mapquest and Go2Net. In the future, the Company plans to execute a more cost effective means of customer acquisition utilizing the PetVantage Network and its alliance with Protective Life.


PRODUCT DEVELOPMENT

      Product development expenses were $151,000 for the current quarter and $672,000 for the nine months ended July 31, 2000. Product development costs consist primarily of payments to our third party technology partner and related expenses for the continued development and maintenance of our website. Product development related expenses have slowed during the current as part of the Company's overall cost containment policy. However, additional development costs will be required for the Company to support the existing flagship brand and continue development of the PetVantage club site.


GENERAL AND ADMINISTRATIVE

      General and administrative expenses were $754,000 for the current quarter and $2,461,000 for the nine months ended July 31, 2000. These costs consist primarily of payroll and related expenses for executive and administrative personnel, facilities expenses, professional service expenses, travel and other back-office expenses.


INTEREST EXPENSE

      Interest expense was $454,000 for the current quarter and $2,880,000 for the nine months ended July 31, 2000. Interest charges relate primarily to loans payable that the Company has entered into as part of financing activities. A significant portion of these interest charges relate to stock based compensation calculations (non-cash based).


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

LIQUIDITY AND CAPITAL RESOURCES

      Net cash used in operating activities was $4,000,000 for the nine months ended July 31, 2000. Net operating cash flows were primarily attributable to net losses for the year-to-date.

      Net cash provided by financing activities was $4,015,000 million for the nine months ended July 31, 2000 resulting from the issuance of several convertible notes as well as $536,000 of common stock investment. The notes carry conversion prices ranging from $2 to $5 per share of the Company's common stock.

      The Company believes that current cash and cash equivalents will be sufficient to meet its anticipated cash needs for an additional month and has substantial doubt about its ability to continue operations beyond such period without obtaining additional financing and/or consummating a strategic alliance with a well-funded business partner. Although the Company is continually pursuing additional funding, no assurances can be given that the Company will be able to obtain additional debt or equity financing or that it will be successful in finding a merger partner or joint venturer. Failure to obtain additional sources of financing will adversely affect the Company's ability to continue operations. No assurance can be given that, if the Company can obtain additional financing or a strategic alliance, that such financing or alliance will be on terms acceptable to the Company and will not result in substantial dilution to existing shareholders of the Company.


RECENT EVENTS

      In May, 2000, the investment banking firm Ryan, Beck and Co. was retained by the Company to act as financial advisor and assist in pursuing and evaluating strategic opportunities. Ryan, Beck and Co. is primarily expected to assist in the areas of general financial advisement, mergers and acquisitions, and additional fund raising activities.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OR PROCEEDS

      During May 2000, the Company issued a Warrant (the "Warrant") to acquire an aggregate of 100,000 shares of the Company's common stock at $3.50 per share to an investment firm as partial compensation for services. The security expires in May 2005. The issuance of the Warrant was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) thereof and/or Rule 506 of Regulation D of the Securities Act.

      Also during May 2000, a previously-issued Warrant to acquire an aggregate of 166,666 shares at an exercise price of $4.00 per share was reissued at an aggregate of 200,000 shares at an exercise price of $2.00 per share. This adjustment was made as result of the failure of a condition subsequent in the previously-issued Warrant. Likewise, the issuance of the Warrant was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof and/or Rule 506 of Regulation D of the Securities Act.

      In September 2000, an option holder exercised the right to acquire 134,535 shares of common stock at a purchase price of $0.39 per share. This holder held the option under the 1999 PetPlanet.com, Inc. Stock Option Plan (the "Plan"), pursuant to the terms thereof, and the accompanying form Stock Option Agreement.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.


ITEM 5.  OTHER INFORMATION

 None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 10QSB

 27.1  Financial Data Schedule for quarter ended July 31, 2000.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PETPLANET.COM, INC.


Date: September 14, 2000                       By: /s/ Steven E. Marder
                                      -----------------------------------------
                                      Steven E. Marder, Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report is signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


MUST BE SIGNED BY EACH MEMBER OF THE BOARD AND ITS PRINCIPAL EXEC OFFICER, ITS CONTROLLER OR PRINCIPAL ACCOUNTING OFFICER IF ANY AND ITS PRINCIPAL FINANCIAL OFFICER

Signatures                         Title
----------------------------------------------------------------------

/s/ Steven E. Marder
----------------------------
Steven E. Marder                   Chairman, President
                                   and Chief Executive Officer

Dated:  September 14, 2000


/s/ Kim Marder
----------------------------
Kim Marder                         Executive Vice President
                                   of Marketing
Dated:  September 14, 2000


/s/ Jeffrey P. Harris
----------------------------
Jeffrey P. Harris                  Executive Vice President
                                   of Operations and Finance

Dated:  September 14, 2000


/s/ Raymond Skiptunis
----------------------------
Raymond J. Skiptunis               Director

Dated:  September 14, 2000